Form 10-Q
period 1995-12-31
CENTURY PACIFIC HOUSING FUND I
filed 1996-02-14
CIK 809034

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                         FORM 10-Q

     Quarter Report Pursuant to Section 13 or 15(d) of the
              Securities Exchange Act of 1934


For the quarterly period ended     December 31, 1995

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