Form 10-K
period 1996-03-31
CENTURY PACIFIC HOUSING FUND I
filed 1996-07-16
CIK 809034

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


             For the fiscal year ended    March 31, 1996

                 Commission file number     33-11194


                  CENTURY PACIFIC HOUSING FUND I
      (Exact name of registrant as specified in its charter)


          CALIFORNIA                       95-3938971
(State of other jurisdiction of           (IRS Employer
incorporation of organization)        Identification Number)


               1925 Century Park East, Suite 1760
                    Los Angeles, CA   90067
            (Address of principal executive offices)


Registrant's telephone number, including area code:
                      (310) 208-1888


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

                  Yes  [X]          No  [ ]