Form 10-K/A
period 1996-03-31
CENTURY PACIFIC HOUSING FUND I
filed 1996-07-25
CIK 809034

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

             WASHINGTON, D.C.  20549

                   FORM 10 - K/A

  Annual Report Pursuant to Section 13 or 15(d)

     of the Securities Exchange Act of 1934

    For the Fiscal Year Ended March 31, 1996

         Commission File Number 33-11194

         CENTURY PACIFIC HOUSING FUND-I

        A California Limited Partnership

  I.R.S. Employer Identification No. 95-3938971

1925 Century Park East, Suite 1760, Los Angeles, CA 90067

  Registrant's Telephone Number: (310) 208-1888


Securities Registered Pursuant to Section 12(b) or 12(g) of the Act:

                           NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed with the Commission by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

     Yes   [X]        No   [ ]


           DOCUMENTS INCORPORATED BY REFERENCE

Registrant's Prospectus dated April 15, 1987, as amended
(the Prospectus) and the Registrant's Supplement No. 3
dated December 21, 1988 to Prospectus dated April 15,1987
(Supplement No. 3) but only to the extent expressly incorporated by reference in Parts I through IV hereof.
Capitalized terms which are not defined herein have the same meaning as in the Prospectus.




                  TABLE OF CONTENTS


PART I

                                            Page

   ITEM 1    BUSINESS                        2

   ITEM 2    PROPERTIES                      3

   ITEM 3    LEGAL PROCEEDINGS               6

   ITEM 4    SUBMISSION OF MATTERS
             TO A VOTE OF SECURITY HOLDERS   6


PART II

   ITEM 5    MARKET FOR THE REGISTRANT'S
             PARTNERSHIP INTERESTS           7

   ITEM 6    SELECTED FINANCIAL DATA         7

   ITEM 7    MANAGEMENT'S DISCUSSION AND
             ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF
             OPERATIONS                      8

   ITEM 8    FINANCIAL STATEMENTS AND
             SUPPLEMENTARY DATA             11

   ITEM 9    CHANGES AND DISAGREEMENTS WITH
             ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURE           11


PART III

   ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS
             OF THE REGISTRANT              12

   ITEM 11   EXECUTIVE COMPENSATION         13

   ITEM 12   PARTNERSHIP INTEREST OWNERSHIP
             OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT                 14

   ITEM 13   CERTAIN RELATIONSHIPS AND
             RELATED TRANSACTIONS           14


PART IV

   ITEM 14   EXHIBITS, FINANCIAL STATEMENT
             SCHEDULES AND REPORTS ON
             FORM 8-K                       15

   SIGNATURES                               16



                  PART I

ITEM 1.  BUSINESS

Century Pacific Housing Fund-I (the Partnership) was formed on October 6, 1986 as a limited partnership under the laws of the State of California to invest in multi-family housing developments. The Partnership's business is to invest primarily in other limited partnerships (Operating Partnerships) that are organized for the purpose of either constructing or acquiring and operating existing affordable multi-family rental apartments that are eligible for the Low-Income Housing Tax Credit, or to a lesser extent, the Rehabilitation Tax Credit, both enacted by the Tax Reform Act of 1986 (sometimes referred to as Credits or Tax Credits). The Partnership invested in 21 properties (the properties). Each of the properties qualifies for the Low-Income Housing Tax Credit, and one property, a historic structure, qualifies for the Rehabilitation Tax Credit. All of these properties receive one or more forms of assistance from federal, state or local governments. A summary of the Partnership's objectives and a summary of the Tax Credits are provided in the Prospectus under "Investment Objectives and Policies" and "Federal Income Tax Aspects" on pages 45 and 79, respectively, and are incorporated herein by reference.

In order to stimulate private investment in low and moderate income housing of the types in which the Partnership has invested, the federal government has provided investors with significant ownership incentives intended to reduce the risks and provide investors/owners with certain tax benefits, limited cash distributions and the possibility of long-term capital gains. The ownership incentives include interest subsidies, rent subsidies, mortgage insurance and other measures. However, there remains significant risks inherent in this type of housing. Long-term investments in real estate limit the ability of the Partnership to vary its portfolio in response to changing economic, financial and investment conditions, and such investments are subject to changes in economic circumstances and housing patterns, rising operating costs and vacancies, rent controls and collection difficulties, costs and availability of energy, as well as other factors which normally affect real estate values. In addition, these properties usually are rent restricted and are subject to government agency programs which may or may not require prior consent to transfer ownership.

The Partnership acquired the properties by investing as the limited partner in Operating Partnerships which own the properties. As a limited partner, the Partnership's liability for obligations of the Operating Partnerships is limited to its investment. The Partnership made capital contributions to the Operating Partnerships in amounts sufficient to pay the Operating Partnerships' expenses and to reimburse the general partners for their costs incurred in forming the Operating Partnerships, if any, and acquiring the properties. For each acquisition, this typically included a cash down payment (in one or more installments), acceptance of the property's mortgage indebtedness, and execution of a Purchase Money Note in favor of the seller of the property. For a summary of the acquisition financing activities for each property, see the financial information contained under Item 2.

The Partnership's primary objective is to provide Low-Income Housing Tax Credits to limited partners generally over a 10-year period. Each of the Partnership's Operating Partnerships has been allocated by the relevant state tax credit agency an amount of the Low-Income Housing Tax Credit for 10 years from the date the property is placed-in-service. The required holding period of the properties is 15 years (the Compliance Period). The properties must satisfy rent restrictions, tenant income limitations and other requirements (the Low-Income Housing Tax Credit Requirements) in order to maintain eligibility for recognition of the Low-Income Housing Tax Credit at all times during the Compliance Period. Once an Operating Partnership has become eligible for the Low-Income Housing Tax Credit, it may lose such eligibility and suffer an event of recapture if its property fails to remain in compliance with the Low-Income Housing Tax Credit Requirements. To date, none of the Operating Partnerships have suffered an event of recapture of the Low-Income Housing Tax Credit.

All of the Operating Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"). The subsidy agreements expire at various times during and after the 15-year compliance period of the Operating Partnerships. The United States Department of Housing and Urban Development ("HUD") has issued a notice implementing provisions to renew Section 8 contracts expiring during HUD's fiscal year 1996, where requested by an owner, for an additional one year term at current rent levels. As of June 13, 1996, seven of the Operating Partnerships' Section 8 contracts are due to expire during 1996, one year contract extensions have been granted for three of the Operating Partnerships. The remaining four Operating Partnerships have not yet received HUD's approval of their extension requests. At the present time, the Partnership cannot reasonably predict legislative initiatives and government budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Operating Partnerships receiving such subsidy or similar subsidies.

Employees

The Partnership does not employ any persons. Alternatively, the Partnership reimburses an affiliate for overhead allocation consisting primarily of payroll costs.


ITEM 2.  PROPERTIES

As of March 31, 1996, the Partnership had acquired equity interests in Operating Partnerships as set forth in the table below. Each of the properties acquired by the Operating Partnerships receives benefits under government assistance programs. The table set forth below summarizes the properties acquired, and the purchase price, original indebtedness assumed and the government assistance programs benefitting each property. Further information concerning these properties may be found in Supplement No. 3 to the Prospectus, pages 4 through 66, which information is incorporated herein by reference and is summarized below.

                        CPHP-V   CPHP-VIII  CPHP-XI  CPHP-XII
                        Jaycee    Sunset  Continental  Yale
                        Towers   T/Homes   Terrace    Village
                        Dayton,   Newton, Fort Worth, Houston,
                          OH        KS        TX         TX
                        204 U.     50 U.    200 U.    180 U.
                       ________  ________  ________  _________

Average Occupancy-
   1995                    99%       88%        93%      77%
Purchase Price     $5,700,000 $1,225,000 $4,600,000 $5,250,000
Cash Down Payment     400,196    138,000    482,883    530,894
Purchase Note          16,500      -          -          -
Mortgage Assumed    3,000,123    751,905  2,609,991  3,075,000
Residual Note       2,283,181    335,095  1,507,126  1,644,106
Government           Sec 236/              Sec 236/   Sec 236/
 Assistance Payment  Sec 8      Sec 236    Sec 8      Sec 8
______________________________________________________________


                    CPHP XIII   CPHP XIV    CPHP XV   CPHP XVI
                     Atlantis   Kings Row   Castle    Rockwell
                                            Gardens
                    Virginia    Houston,    Lubbock,  Oklahoma
                    Bch, VA        TX          TX     City,OK
                     208 U.      180 U.      152 U.    60 U.
                    _________  _________  _________  _________

Average Occupancy-
     1995            100%          96%         96%      92%
Purchase Price     $6,032,000 $3,780,000 $3,268,000 $1,235,400
Cash Down Payment     801,000    394,213    320,140    129,564
Purchase Note          -          -          -          -
Mortgage Assumed    2,678,416  1,848,269  1,787,613    707,207
Residual Note       2,552,584  1,537,518  1,160,247    398,629
Gov't Assistance     Sec 236/   Sec 236/   Sec 236/   Sec 236/
  Program            Sec 8       Sec 8     Sec 8      Sec 8
______________________________________________________________
                    CPHP XVII   CPHP XVIII  COLEMAN  CPHP XX
                    London Sq.  Ascension    MANOR   Holiday
                     Village     Towers    Assoc.,LP Heights
                    Oklahoma     Memphis,  Baltimore,  Fort
                    City, OK       TN         MD     Worth,TX
                     200 U.       197 U.     50 U.    100 U.
                    _________  _________  _________  _________

Average Occupancy-
  1995                  94%       100%         98%       99%
Purchase Price     $4,214,000 $6,727,500 $3,990,000 $2,200,000
Cash Down Payment     414,097    409,094  1,625,000    191,000
Purchase Note           -         50,000      -          -
Mortgage Assumed    2,820,832  3,863,739  2,365,000  1,120,000
Residual Note         979,071  2,404,667      -        889,000
Gov't Assistance     Sec 236/             Sec 221(d)  Sec 236/
  Program             Sec 8      Sec 236   (4)/Sec8   Sec 8
______________________________________________________________

                    CPHP XXII   CPHP I   CPHP II-VOA CPHP III
                     Harriet    Charter    Sunset    Highland
                   Tubman Terr  House       Park       Park
                    Berkeley,   Dothan,    Denver,    Topeka,
                       CA         AL         CO         KS
                      91 U.      100 U.     242 U.     200 U.
                    ________  _________  _________  _________

                      99%        100%       96%        95%
Purchase Price    $4,732,000 $2,146,000 $6,500,000 $6,900,000
Cash Down Payment    593,000    195,000    956,000    939,000
Purchase Note          -          -          -          -
Mortgage Assumed   1,718,171  1,169,000  3,081,144  2,024,000
Residual Note      2,420,829[2] 782,000  2,462,856  3,937,000
Gov't Assistance    Sec 236/   Sec 236    Sec 236/  Sec221(d)
  Program           Sec 8                 Sec 8/   (3)/Sec 8/
                                          Flex Sub-  Flex Sub-
                                          sidy Loan  sidy Loan
______________________________________________________________
                    CPHP IV    CPHP VI    CPHP VII   CPHP IX
                    Forest     Edgewood   Gulfway      Wind
                     Glen                 Terrace     Ridge
                    Kansas    Danville,  New Orleans, Wichita,
                    City, KS      IL         LA          KS
                     160 U.     150 U.      206 U.    136 U.
                    _________  _________  _________  _________

Average Occupancy-
   1995                97%         88%       79%        83%
Purchase Price     $4,960,000 $3,540,000 $5,700,000 $3,500,000
Cash Down Payment     738,000    680,000    683,000    382,000
Purchase Note          -        -        -        -
Mortgage Assumed    2,488,000  2,359,950  3,301,974  1,791,936
Residual Note       1,734,000    500,050  1,715,026  1,326,064
Gov't Assistance     Sec 236/     Sec 8    Sec 236/   Sec 236/
   Program           Sec 8/                Sec 8      Sec 8/
                    Flex Sub-                        Flex Sub-
                    sidy Loan                        sidy Loan
______________________________________________________________

                         CPHP X
                      Bergen Circle
                       Springfield,
                          201 U.             TOTAL
                       __________         __________

Average Occupancy-
   1995                  94%
Purchase Price        $12,261,000        $98,460,900
Cash Down Payment       1,768,000         12,770,081
Purchase Note             -                   66,500
Mortgage Assumed        6,946,158         51,508,428
Residual Note           3,546,842         34,115,891
Gov't Assistance
  Program               Sec 236/
                        Sec 8
______________________________________________________________

[1] (Coleman Manor - Purchase Price) This amount represents the development cost and not the purchase price.

[2]   This total includes a flex subsidy loan in the amount of
      $185,000  and the assumption of a prior residual note in
      the amount of $200,000.
______________________________________________________________


ITEM 3.  LEGAL PROCEEDINGS

As of June 13, 1996, there were no pending legal proceedings against the Partnership or any Operating Partnership in which it has invested.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no submissions of matters to a vote of security holders during the year ended March 31, 1996.



                  PART II



ITEM 5.  MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS

There is presently no public market for the Units of limited partnership interest (the Units), and it is unlikely that any public market for the Units will develop. See the Prospectus under "Transferability of Interests" on pages 29 and 72 of the Prospectus, which information is incorporated herein by reference. The number of owners of Units as of June 13, 1996 was approximately 2,093, holding 22,315 units.

As of June 13, 1996, there were no cash distributions.


ITEM 6.  SELECTED FINANCIAL DATA

The following summary of selected financial data should be read in conjunction with Item 14, herein, which also includes a summary of the Partnership's significant accounting policies.
                                                      Three
                  Year     Year     Year     Year    Months
                 Ended    Ended    Ended    Ended     Ended
                Mar 31,  Mar 31,  Mar 31,  Mar 31,   Mar 31,
Operations        1996    1995      1994      1993     1992
__________      ________ ________ ________ ________ _______
Revenue         $ 3,900  $ 5,000  $ 4,200  $ 5,000  $ 5,805
Operating
  Expenses      (75,053) (72,069)(106,432)(141,671)(153,399)
Equity in Net
  Losses of
  Operating
  Partnerships (176,789)(241,098)(256,914)(291,967)(884,861)
             ________ ________ ________ ________  _________
Net Loss    $(247,942)(308,167)(359,146)(428,638)(1,032,455)
             ========  =======  =======  =======  =========
Net Loss per Unit
  of Limited
  Partnership
  Interest     $ (11)   $ (14)   $ (16)   $ (19)    $ (45)

Financial Position
__________________
                March    March    March    March    March
               31,1996  31,1995  31,1994  31,1993  31, 1992
              ________  _______  _______  _______  _________

Total Assets $547,704 $722,045 $961,812 $1,253,235$1,604,996
             ========  =======  =======  ========= =========

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The Partnership raised $8,517,000 in equity capital during calendar year 1987 and raised an additional $13,798,000 through April 15, 1988. In late December 1987, the Partnership invested in eight Operating Partnerships, which own eight multi-family properties located in various states representing $45,507,000 of property value. During 1988, the Partnership invested in an additional 13 properties located in eight states representing $52,953,900 of property value.

As of March 31, 1996, the Partnership's portfolio consists of 21 properties. The properties are located in 13 states and contain 3,267 residential units. The average occupancy level for each property during calendar year 1995 was approximately 94% and most properties generated sufficient revenue to cover operating costs, debt service, and the funding of reserves. For a summary of the combined financial status of the Operating Partnerships and the properties, see the financial information contained under Item 14.

Liquidity and Capital Resources

The Partnership is currently experiencing a liquidity problem. Under the Partnership Agreement, the Partnership is entitled to receive distributions of surplus cash from the Operating Partnerships which is to provide the funds necessary for the Partnership to meet its operating costs.
To date, the Operating Partnerships have not provided sufficient cash distributions to enable the Partnership to meet its current obligations. The Partnership has also incurred allocated losses from all but one of its Operating Partnerships to the extent of the Partnership's cash contributions and has a negative working capital. As a result of the foregoing, the Partnership has been dependent upon its general partners and affiliates for continued financial support to meet its operating costs. Management maintains that the general partners and/or affiliates, though not required to do so, will continue to fund operations of the Partnership by continuing to fund operating costs and by deferring payment of allocated overhead expenses and repayment of operating cash advances.

Management believes the possibility exists that one or several Operating Partnerships may require additional capital, in addition to that previously contributed by the Partnership, to sustain operations. In such case, the source of the required capital needs may be from (i) limited reserves from the Partnership (which may include distributions received from Operating Partnerships that would otherwise be available for distribution to partners), (ii) debt financing at the Operating Partnership level (which may not be available), or (iii) additional equity contributions from the general partner of the Operating Partnerships (which may not be available). There can be no assurance that any of these sources would be readily available to provide for possible additional capital requirements which may be necessary to sustain the operations of the Operating Partnerships. However, the Partnership is under no obligation to fund operating deficits of the Operating Partnerships in the form of additional contributions or loans.

Due to the uncertainty of the continuation of the Section 8 program, management has been forced to look at several options to prepare for the possible lack of subsidy income to the Operating Partnerships. The loss of subsidy income to the Operating Partnerships will make it more difficult for the Operating Partnerships to provide sufficient cash distributions to the Partnership. Management has identified the courses of action they will take as a result of the potential changes to the Section 8 program.

The plan that the Operating Partnerships follow will depend on the federal government's decision to implement the decentralization or elimination of HUD. HUD's proposed Mark-to-Market approach would create an atmosphere where the Projects would have to compete for residents in the conventional market. The following alternatives are listed as plans of action that management plans to pursue in response to HUD's actions:

1) HUD may transfer project control to a local Housing
   Authority in the form of block grants.  The Housing
   Authority would determine the market rents based on the area market. The projects will respond to the local
   Housing Authority and follow their procedures and guidelines.

2) The current tenants may receive a housing voucher administered by the local Housing Authority. The projects will accept vouchers and actively seek applicants who have vouchers. The projects will also accept non-voucher residents who will pay rent amounts not to exceed the maximum rents for persons at 60% of the median income level as in compliance with Section 42 of the Internal Revenue Code (IRC).

3) If no subsidies or vouchers are given to the projects or the tenants, all rents will be raised not to exceed the maximum rents for persons at 60% of the median income level as in compliance with Section 42 of the IRC. With rental rate increases, many of the current residents will be unable to pay the higher rents, thus forcing them to move from the projects and to seek housing elsewhere. An increase in the move out rate will cause a severe cash flow strain to the project. To compensate for the loss of income and increased vacancy turnover costs, the projects will require effective marketing, competitive rental rates and possible upgrading to units and/or common areas to attract qualified applicants and maintain a low vacancy rate.

4) HUD may restructure loans in order to minimize the monthly costs to the project and reduce the chances for default. Even with reduced or eliminated payments, the project will be forced to increase rents in order to operate.

5) The final option is to buy off the HUD insured loan making the complex free from HUD's or the local Housing
   Authority's regulations.

Tax Reform Act of 1986, Omnibus Budget Reconciliation Act of 1987, Technical and Miscellaneous Revenue Act of 1988,
Omnibus Budget Reconciliation Act of 1989, and Omnibus
Budget Reconciliation Act of 1990

The Partnership is organized as a limited partnership and is a "pass through" tax entity which does not, itself, pay federal income tax. However, the partners of the Partnership, who are subject to federal income tax, may be affected by the Tax Reform Act of 1986, the Omnibus Budget Reconciliation Act of 1987, the Technical and Miscellaneous Revenue Act of 1988, the Omnibus Budget Reconciliation Act of 1989 and the Omnibus Budget Reconciliation Act of 1990 (collectively the Tax Acts). The Partnership will consider the effect of certain aspects of the Tax Acts on the partners when making investment decisions. The Partnership does not anticipate that the Tax Acts will have a material adverse impact on the Partnership's business operations, capital resources, plans or liquidity.

Results of Operations

The Partnership generated revenue of $3,900, $5,000, and $4,200 in the fiscal years ended March 31, 1996, 1995, and 1994, respectively, which principally represents transfer fees charged to limited partners to cover administrative costs incurred by the Partnership upon the private transfer of their interests. There were $6,487,341 in tax losses generated during the Partnership's calendar tax year ended
December 31, 1995, arising primarily from Operating
Partnership losses allocated to the Partnership and the Partnership's general and administrative costs. The
Partnership received $3,246,039 in tax credits allocated directly from the Operating Partnerships for the calendar tax year ended December 31, 1995.

Inflation

Inflation is not expected to have a material adverse impact on the Partnership's operations during its period of ownership of the properties.

Recent Accounting Statements Not Yet Adopted

In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 is effective for financial statements issued for fiscal years beginning after December 15, 1995, with earlier application permitted. SFAS No. 121 addresses the accounting for long-lived assets and certain identifiable intangibles to be held and used by an entity to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements together with the report of the independent auditors thereon are set forth at the pages indicated in Item 14.


ITEM 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

There are no known disagreements on any matter of accounting principles or practices of financial statement disclosure with current or predecessor auditors.
                  PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership has no officers or directors. Management of the Partnership is vested in Irwin Jay Deutch and Century Pacific Capital Corporation (CPCC) (the general partners). The general partners will involve themselves in the day-to-day affairs of the Partnership as required to protect the limited partners' investment and advance the Partnership's tax investment objectives. Mr. Deutch, the managing general partner, has the overall responsibility for the preparation and transmittal of periodic reports to the limited partners, preparation and filing of the Partnership's tax returns with the IRS and the appropriate state tax authorities, and the preparation and filing of reports to HUD and other government agencies.

Following is biographical information on Mr. Deutch and the Executive Officers of CPCC:

Irwin Jay Deutch

Irwin Jay Deutch, age 55, is Chairman of the Board, President, and Chief Executive Officer of Century Pacific Realty Corporation (CPRC), a general partner of the Operating Partnerships that own the properties in which CPHF-I has invested, and its Affiliates. Mr. Deutch has been involved with low-income housing investments since 1968. He is the individual general partner in 62 private limited partnerships and two public limited partnerships investing in 209 properties, including 196 multi-family properties with 33,700 apartment units, 10 commercial projects, and 3 hotel properties. Fifty-eight of the 62 private limited partnerships have invested in affordable housing. In his capacity as general partner and officer of CPRC, he oversees the management of these partnerships and assumes overall responsibility for the development, direction, and operation of all affiliated CPRC companies. Mr. Deutch is recognized as an expert in the field of affordable housing and frequently addresses professional groups on topics of real estate investment, syndication, tax law, and the Low-Income Housing Tax Credit program.

Mr. Deutch received a B.B.A. degree with distinction from the University of Michigan School of Business Administration in 1962 and a Juris Doctor degree with honors from the University of Michigan Law School in 1965. He is a member of the Order of the Coif. Mr. Deutch served in the Honors Program in the Office of the Chief Counsel of the Internal Revenue Service from 1965 to 1967, where he was assigned to the Interpretative Division, in Washington, D.C. He attended Georgetown Law Center and received his Master of Laws degree in taxation in 1967. Mr. Deutch is a member of the State Bars of Michigan and California, as well as the American, Federal, Los Angeles, and Beverly Hills Bar Associations.

Key Officers of CPCC and Affiliates

Essie Safaie, age 47, is Chief Financial Officer and Chief Operating Officer of CPRC. Prior to joining CPRC in 1988, from 1985-88 he was Vice President and Chief Financial Officer of Sunrise Investments, Inc., a real estate syndication firm with $450 million of real estate under management. During this period, Mr. Safaie was also President of an affiliated property management firm, S&L Property Management, Inc., with over 12,000 residential units and 800,000 square feet of commercial office space under direct management. From 1982 to 1985 Mr. Safaie was assistant controller of Standard Management Company, builders and managers of luxury hotels, commercial offices and residential units. From 1980-1982 he served as financial officer of Diamond "M" Drilling Company. Mr. Safaie received a B.A. degree in Business Administration from California State University with a major in accounting.

Charles L. Schwennesen, age 50, is Vice President of Acquisition Finance for CPRC and is responsible for financial analysis and "due diligence" reviews of all properties acquired by CPRC. Prior to joining CPRC in 1987, he was a consultant to companies which provided investment opportunities through private placements. From 1984 to 1985 Mr. Schwennesen was Vice President of Cranston Securities Company and was responsible for the structuring of more than $30 million of mortgage revenue bond financing for affordable housing projects. From 1977 to 1984, Mr. Schwennesen was a manager with the accounting firm of Price Waterhouse where he specialized in providing auditing and consulting services to publicly held California real estate development companies involved in the affordable housing industry. Mr. Schwennesen is a Certified Public Accountant and holds a Masters degree in Business Administration from the UCLA Graduate School of Management and a B.A. degree in Mathematics from UCLA.


ITEM 11.  EXECUTIVE COMPENSATION

The Partnership has no officers or directors. However, in connection with the operations of the Partnership and the Operating Partnerships, the general partners and their affiliates will or may receive certain fees, compensation, income and other payments which are described in the Prospectus under "Compensation, Fees and Reimbursements" on page 17, the terms of which are incorporated herein by reference.

During the fiscal years ended March 31, 1996, 1995 and 1994, CPCC, a general partner of the Partnership, and CPRC, a general partner of the Operating Partnerships, earned $505,381, $503,607 and $500,016, respectively, in compensation from the Operating Partnerships, and $60,000 was accrued for each fiscal year for the reimbursement for overhead allocation from Century Pacific Investment Corporation (CPIC). During fiscal year 1996, the general partners received no payments from the Operating Partnerships.

ITEM 12.  PARTNERSHIP INTEREST OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT

No partner in the Partnership owns more than 5% of the total number of partnership interests outstanding. Irwin J. Deutch, the managing general partner, holds a one-half percent general partnership interest and C.P. Westwood Associates holds a one percent limited partnership interest.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Irwin J. Deutch is the managing general partner of the Partnership, and CPCC is also a general partner. Irwin J. Deutch is the sole Director and President of CPCC, and the stock of CPCC is solely owned by the Deutch Family Trust.
Mr. Deutch is also the President, sole Director and the Deutch Family Trust is the sole stockholder of Century Pacific Realty Corporation (CPRC), the general partner of the Operating Partnerships that own the properties in which the Partnership has invested. The general partners were allocated their proportionate share of the Partnership's tax losses and allocated tax credits. CPCC and CPRC accrued certain fees for their services in managing and advising the Partnership and its business. Century Pacific Investment Corporation (CPIC), an affiliate, provides all the services and materials necessary for the operation of the Partnership and is reimbursed for actual costs. These transactions are more particularly set forth in the notes to the financial statements found under Item 14.


                  PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K

                                                     Page

(a) The following documents are filed as part of this report:

        (1)  Financial Statements

        Independent Auditors' Report                 F -  1
        Balance Sheets at March 31, 1996 and 1995    F - 18
        Statements of Operations for the Years
          Ended March 31, 1996, 1995, and 1994       F - 19
        Statements of Partners' Equity (Deficit)for the
          Years Ended March 31, 1996, 1995, and 1994 F - 20
        Statements of Cash Flows for the Years Ended
          March 31, 1996,1995 and 1994               F - 21
        Notes to Financial Statements                F - 22

        (2)  Financial Statement Schedules

             Schedule III - Real Estate and Accumulated
               Depreciation of Operating
               Partnerships in which CPHF-I has
               Limited Partnership Interests         F - 32
             Notes to Schedule III - Real Estate
               and Accumulated Depreciation
               of Operating Partnerships in which
               CPHF-I has Limited Partnership
               Interests                             F - 35
             Schedule IV - Mortgage Loans on Real
               Estate of Operating Partnerships in
               which CPHF-I has Limited Partnership
               Interests                             F - 38
             Notes to Schedule IV - Mortgage Loans
               on Real Estate of Operating Partnerships
               in which CPHF-I has Limited
               Partnership Interests                 F - 44

        All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
(b)     Reports on Form 8-K

        Registrant has not filed a Current Report on Form
        8-K during the year ended March 31, 1996.


                  SIGNATURES




Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         CENTURY PACIFIC HOUSING FUND-I

                         By: Irwin Jay Deutch, as Managing
                                   General Partner


                            Irwin J. Deutch
Date: _____________      ________________________________



                         and


                         Century Pacific Capital Corporation,
                         as Corporate General Partner and as
                         Attorney-in-Fact for all Investor
                         Limited Partners

                             Irwin J. Deutch
Date: _____________      By: ______________________________
                             Irwin J. Deutch, President