Form 10-Q
period 1996-06-30
CENTURY PACIFIC HOUSING FUND I
filed 1996-08-20
CIK 809034

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                         FORM 10-Q

Quarter Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

             For the Quarter ended June 30, 1996

              Commission file number   33-11194

               CENTURY PACIFIC HOUSING FUND-I
(Exact name of registrant as specified in its charter)

California                            95-3938971
(state of other jurisdiction of       (I.R.S. Employer
incorporation of organization)        Identification Number)

1925 Century Park East, Suite 1760    90067
Los Angeles, CA                       (Zip Code)
(Address of principal executive offices)

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

Yes [x}        No[ ]