Form 10-K405
period 1997-03-31
CENTURY PACIFIC HOUSING FUND I
filed 1997-06-30
CIK 809034

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     --------------------------------------

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1997

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

                   Yes     X                    No
                       ---------                   ---------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K (X)

No documents are incorporated into the text by reference.

                   Yes                          No     X
                       ---------                   ---------

                      Exhibit Index is located on Page 18

Registrant's Prospectus dated April 15, 1987, as amended (the Prospectus) and the Registrant's Supplement No. 3 dated December 21, 1988 to Prospectus dated April 15, 1987 (Supplement No. 3) but only to the extent expressly incorporated by reference in Parts I through IV hereof. Capitalized terms which are not defined herein have the same meaning as in the Prospectus.

                                 TABLE OF CONTENTS

PART 1

         ITEM 1   BUSINESS                                                         3

         ITEM 2   PROPERTIES                                                       5

         ITEM 3   LEGAL PROCEEDINGS                                                8

         ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              8


PART II

         ITEM 5   MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS                9

         ITEM 6   SELECTED FINANCIAL DATA                                          9

         ITEM 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS                  10

         ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                     12

         ITEM 9   CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE                             13


PART III

         ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT              14

         ITEM 11  EXECUTIVE COMPENSATION                                          15

         ITEM 12  PARTNERSHIP INTEREST OWNERSHIP OF CERTAIN
                  BENEFICIAL OWNERS AND MANAGEMENT                                16

         ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  16


PART IV

         ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                  REPORTS ON FORM 8-K                                             17

                  EXHIBIT INDEX                                                   18

                  SIGNATURES                                                      19

                                     PART I



ITEM 1.  BUSINESS
         --------

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

All of the Operating Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"). The subsidy agreements expire at various times during and after the 15-year compliance period of the Operating Partnerships. The United States Department of Housing and Urban Development ("HUD") has issued a notice implementing provisions to renew Section 8 contracts expiring during HUD's fiscal year 1997, where requested by an owner, for an additional one year term at current rent levels. As of June 16, 1997, ten of the Operating Partnerships' Section 8 contracts are due to expire during 1997, one year contract extensions have been granted for five of the Operating Partnerships. The remaining five Operating Partnerships have not yet received HUD's approval of their extension requests. At the present time, the Partnership cannot reasonably predict legislative initiatives and government budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Operating Partnerships receiving such subsidy or similar subsidies.

Employees
---------
The Partnership does not employ any persons. Alternatively, the Partnership reimburses an affiliate for overhead allocation consisting primarily of payroll costs.

ITEM 2.  PROPERTIES
         ----------

As of March 31, 1997, the Partnership had acquired equity interests in the Operating Partnerships set forth in the table below. Each of the properties acquired by the Operating Partnerships receives benefits under government assistance programs. The table set forth below summarizes the properties acquired, and the purchase price, original indebtedness assumed and the government assistance programs benefitting each property. Further information concerning these Properties may be found in Supplement No. 3 to the Prospectus, pages 4 through 66, which information is incorporated herein by reference and is summarized below.

PROPERTY NAME,                  AVERAGE                         CASH                                                  GOVERNMENT
LOCATION AND                  OCCUPANCY     PURCHASE            DOWN   PURCHASE     MORTGAGE      RESIDUAL            ASSISTANCE
RENTAL UNITS                       1996        PRICE         PAYMENT       NOTE      ASSUMED          NOTE               PROGRAM
--------------------------------------------------------------------------------------------------------------------------------

Century Pacific Housing
   Partnership V
   (CPHP-V) - Jaycee Towers
   Dayton, OH                                                                                                        Section 236
   204 residential units            97%  $ 5,700,000     $   400,196    $16,500  $ 3,000,123   $ 2,283,181             Section 8

CPHP - VIII - Sunset
   Townhomes
   Newton, KS
   50 residential units             90%    1,225,000         138,000         --      751,905       335,095           Section 236

CPHP - XI - Continental
   Terrace
   Fort Worth, TX                                                                                                    Section 236
   200 residential units            96%    4,600,000         482,883         --    2,609,991     1,507,126             Section 8

CPHP - XII Yale
   Village
   Houston, TX                                                                                                       Section 236
   180 residential units            82%    5,250,000         530,894         --    3,075,000     1,644,106             Section 8

CPHP - XIII - Atlantis
   Virginia Beach, VA                                                                                                Section 236
   208 residential units           100%    6,032,000         801,000         --    2,678,416     2,552,584             Section 8

CPHP - XIV - Kings Row
   Houston, Tx                                                                                                       Section 236
   180 residential units            97%    3,780,000         394,213         --    1,848,269     1,537,518             Section 8

CPHP - XV - Castle
   Gardens
   Lubbock, TX                                                                                                       Section 236
   152 residential units            92%    3,268,000         320,140         --    1,787,613     1,160,247             Section 8

CPHP - XVI -
   Rockwell Villa
   Oklahoma City, OK                                                                                                 Section 236
   60 residential units             89%    1,235,400         129,564         --      707,207       398,629             Section 8

CPHP - XVII -
   London Square Village
   Oklahoma City, OK                                                                                                 Section 236
   200 residential units            94%    4,214,000         414,097         --    2,820,832       979,071             Section 8

CPHP - XVIII
   Ascension Towers
   Memphis, TN
   197 residential units           100%    6,727,500         409,094     50,000    3,863,739     2,404,667           Section 236

Coleman Manor
   Associates Limited
   Partnership                                                                                                           Section
   Baltimore, MD                                                                                                       221(d)(4)
   50 residential units             99%    3,990,000<F1>   1,625,000         --    2,365,000            --             Section 8


PROPERTY NAME,                  AVERAGE                         CASH                                                  GOVERNMENT
LOCATION AND                  OCCUPANCY     PURCHASE            DOWN   PURCHASE     MORTGAGE      RESIDUAL            ASSISTANCE
RENTAL UNITS                       1996        PRICE         PAYMENT       NOTE      ASSUMED          NOTE               PROGRAM
--------------------------------------------------------------------------------------------------------------------------------

CPHP - XX
   Holiday Heights
   Fort Worth, TX
   100 residential units            96%    2,200,000         191,000         --    1,120,000       889,000           Section 236
                                                                                                                       Section 8
CPHP - XXII
   Harriet Tubman Terrace
   Berkeley, CA                                                                                                      Section 236
   91 residential units            100%    4,732,000         593,000         --    1,718,171     2,420,829<F2>         Section 8

CPHP - I - Charter
   House
   Dothan, AL
   100 residential units            97%    2,146,000         195,000         --    1,169,000       782,000           Section 236

CPHP II - VOA -                                                                                                      Section 236
   Sunset Park                                                                                                         Section 8
   Denver, CO                                                                                                           Flexible
   242 residential units            91%    6,500,000         956,000         --    3,081,144     2,462,856          Subsidy Loan

CPHP - III - Highland                                                                                          Section 221(d)(3)
   Park                                                                                                                Section 8
   Topeka, KS                                                                                                           Flexible
   200 residential units            95%    6,900,000         939,000         --    2,024,000     3,937,000          Subsidy Loan

CPHP - IV - Forest                                                                                                   Section 236
   Glen Estates                                                                                                        Section 8
   Kansas City, KS                                                                                                      Flexible
   160 residential units            98%    4,960,000         738,000         --    2,488,000     1,734,000          Subsidy Loan

CPHP - VI - Edgewood
   Danville, IL
   150 residential units            86%    3,540,000         680,000         --    2,359,950       500,050             Section 8

CPHP - VII - Gulfway
   Terrace
   New Orleans, LA                                                                                                   Section 236
   206 residential units            79%    5,700,000         683,000         --    3,301,974     1,715,026             Section 8

                                                                                                                     Section 236
CPHP - IX - Wind Ridge                                                                                                 Section 8
   Wichita, KS                                                                                                          Flexible
   136 residential units            93%    3,500,000         382,000         --    1,791,936     1,326,064          Subsidy Loan

CPHP - X - Bergen Circle
   Springfield, MA                                                                                                   Section 236
   201 residential units            95%   12,261,000       1,768,000         --    6,946,158     3,546,842             Section 8
--------------------------------------------------------------------------------------------------------------------------------
                                         $98,460,900     $12,770,081    $66,500  $51,508,428   $34,115,891
================================================================================================================================

<F1>   This amount represents the development cost and not the purchase price.
<F2>   This total includes a flex subsidy loan in the amount of $185,000 and the assumption of a prior residual note in the amount of $200,000.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

As of June 16, 1997, there were no pending legal proceedings against the Partnership or any Operating Partnership in which it has invested.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

There were no submissions of matters to a vote of security holders during the year ended March 31, 1997.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS
         -------------------------------------------------

There is at present no public market for the Units of limited partnership interests (the Units), and it is unlikely that any public market for the Units will develop. See the Prospectus under "Transferability of Interests" on pages 29 and 72 of the Prospectus, which information is incorporated herein by reference. The number of owners of Units as of June 16, 1997 was approximately 2,093, holding 22,315 units.

As of June 16, 1997, there were no cash distributions.


ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

The following summary of selected financial data should be read in conjunction with ITEM 14, herein, which also includes a summary of the Partnership's significant accounting policies.

                                                                    YEAR ENDED MARCH 31,
                                      ---------------------------------------------------------------------------------
OPERATIONS                              1997              1996              1995              1994              1993
-----------------------------         ---------         ---------         ---------         ---------        ----------
Revenues                              $   2,100         $   3,900         $   5,000         $   4,200        $    5,000

Operating Expenses                      (73,359)          (75,053)          (72,069)         (106,432)         (141,671)

Equity in Net Losses of
Operating Partnerships                 (136,010)         (176,789)         (241,098)         (256,914)         (291,967)
                                      ---------         ---------         ---------         ---------        ----------

Net Loss                              $(207,269)        $(247,942)        $(308,167)        $(359,146)       $ (428,638)
                                      =========         =========         =========         =========        ==========

Net Loss per Unit of
Limited Partnership
Interest                              $      (9)        $     (11)        $     (14)        $     (16)       $      (19)
                                      =========         =========         =========         =========        ==========
                                                                          March 31,
                                      ---------------------------------------------------------------------------------
FINANCIAL POSITION                      1997              1996              1995              1994              1993
-----------------------------         ---------         ---------         ---------         ---------        ----------
Total Assets                          $ 410,633         $ 547,704         $ 722,045         $ 961,812        $1,253,235
                                      =========         =========         =========         =========        ==========

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
         ------------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

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

As of March 31, 1997, the Partnership's portfolio consists of 21 properties. The properties are located in 13 states and contain 3,267 residential units. The average occupancy level for each property during calendar year 1996 was approximately 94% and most properties generated sufficient revenue to cover operating costs, debt service, and the funding of reserves. For a summary of the combined financial status of the Operating Partnerships and the properties, see the financial information contained under Item 14.

Liquidity and Capital Resources
-------------------------------

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

Management believes the possibility exists that one or several Operating Partnerships may require additional capital, in addition to that previously contributed by the Partnership, to sustain operations. In such case, the source of the required capital needs may be from (i) limited reserves from the Partnership (which may include distributions received from the Operating Partnerships that would otherwise be available for distribution to partners),
(ii) debt financing at the Operating Partnership level (which may not be available), or (iii) additional equity contributions from the general partner of the Operating Partnerships (which may not be available). There can be no assurance that any of these sources would be readily available to provide for possible additional capital requirements which may be necessary to sustain the operations of the Operating Partnerships. However, the Partnership is under no obligation to fund operating deficits of the Operating Partnerships in the form of additional contributions or loans.

Due to the uncertainty of the continuation of the Section 8 program, management has been forced to look at several options to prepare for the possible lack of subsidy income to the Operating Partnerships. The loss of subsidy income to the Operating Partnerships will make it more difficult for the Operating Partnerships to provide sufficient cash distributions the Partnership. Management has identified the courses of action they will take as a result of the potential changes to the Section 8 program.

The plan that the Operating Partnerships follow will depend on the federal government's decision to implement the decentralization or elimination of HUD. HUD's proposed Mark-to-Market approach would create an atmosphere where the Projects would have to complete for residents in the conventional market. The following alternatives are listed as plans of action that management plans to pursue in response the HUD's actions:

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

3) If no subsidies or vouchers are given to the projects or the tenants, all rents will be raised not to exceed the maximum rents for persons at 60% of the median income level and in compliance with Section 42 of the IRC. With rental rate increases, many of the current residents will be unable to pay the higher rents, thus forcing them to move from the projects and to seek housing elsewhere. An increase in the move out rate will cause a severe cash flow strain to the project. To compensate for the loss of income and increased vacancy turnover costs, the projects will require effective marketing, competitive rental rates and possible upgrading to units and/or common areas to attract qualified applicants and maintain a low vacancy rate.

4) HUD may restructure loans in order to minimize the monthly costs to the project and reduce the changes for default. Even with reduced or eliminated payments, the project will be forced to increase rents in order to operate.

5) The final option is to buy off the HUD insured loan making the complex free from HUD's or the local Housing Authority's regulations.

Tax Reform Act of 1986, Omnibus Budget Reconciliation Act of 1987, Technical
----------------------------------------------------------------------------
and Miscellaneous Revenue Act of 1988, Omnibus Budget Reconciliation Act of
---------------------------------------------------------------------------
1989 and Omnibus Budget Reconciliation Act of 1990
--------------------------------------------------

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

Results of Operations
---------------------

The Partnership generated revenue of $2,100, $3,900 and $5,000, in the fiscal years ended March 31, 1997, 1996 and 1995 respectively, which principally represents transfer fees charged to limited partners to cover administrative costs incurred by the Partnership upon the private transfer of their interests. There were $2,875,495 in tax losses generated during the Partnership's calendar tax year ended December 31, 1996, arising primarily from Operating Partnership losses allocated to the Partnership and the Partnership's general and administrative costs. The Partnership received $3,343,231 in tax credits allocated directly from the Operating Partnerships for the calendar year ended December 31, 1996.

Inflation
---------

Inflation is not expected to have a material adverse impact on the Partnership's operations during its period of ownership of the Properties.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

The financial statements at March 31, 1997 and 1996 together with the report of the independent auditors thereon are incorporated by reference from the Registrants Financial Statements on the pages indicated in ITEM 14.

ITEM 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ---------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------

On October 28, 1996, the prior auditors, Reznick, Fedder & Silverman, were dismissed as auditors for the Partnership. The decision to change accountants was approved by the Partnership's Board of Directors. Reznick, Fedder & Silverman's report on the Partnership's financial statements for the years ended March 31, 1996 and 1995, contained a modification as to uncertainty of the Partnerships to continue as a going concern. Reznick, Fedder & Silverman's report on the above mentioned financial statements contained no adverse opinions or disclaimer of opinions, and was not qualified as to uncertainty, audit scope or accounting principles, other than those previously discussed.

Effective October 28, 1996, the Partnership engaged Rubin, Brown, Gornstein & Co., LLP to perform the audit of the Partnership's financial statements as of and for the year ending March 31, 1997.

There are no known disagreements on any matter of accounting principles or practices or financial statement disclosure with current or predecessor auditors.

                                    PART III



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

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

Following is biographical information on Mr. Deutch and the Executive Officers of CPCC:

IRWIN JAY DEUTCH

Irwin Jay Deutch, age 56, is Chairman of the Board, President, and Chief Executive Officer of Century Pacific Realty Corporation (CPRC), a general partner of the Operating Partnerships that own the Properties in which CPHF-I has invested, and its Affiliates. Mr. Deutch has been involved with low-income housing investments since 1968. He is the individual general partner in 62 private limited partnerships and two public limited partnerships investing in 209 properties, including 196 multifamily properties with 33,700 apartment units, 10 commercial projects, and 3 hotel properties. Fifty-eight of the 62 private limited partnerships have invested in affordable housing.
In his capacity as general partner and officer of CPRC, he oversees the management of these partnerships and assumes overall responsibility for the development, direction, and operation of all affiliated CPRC companies. Mr. Deutch is recognized as an expert in the field of affordable housing and frequently addresses professional groups on topics of real estate investment, syndication, tax law, and the Low-Income Housing Tax Credit program.

Mr. Deutch received a B.B.A. with distinction from the University of Michigan School of Business Administration in 1962 and a Juris Doctor degree with honors from the University of Michigan Law School in 1965. He is a member of the Order of the Coif. Mr. Deutch served in the Honors Program in the Office of the Chief Counsel of the Internal Revenue Service from 1965 to 1967, where he was assigned to the Interpretative Division in Washington, D.C. He attended Georgetown Law Center and received his Master of Laws degree in taxation in 1967. Mr. Deutch is a member of the State Bars of Michigan and California, as well as the American, Federal, Los Angeles, and Beverly Hills Bar Associations.

KEY OFFICERS OF CPCC AND AFFILIATES

ESSIE SAFAIE, age 48, is Chief Financial Officer and Chief Operating Officer of CPRC. Prior to joining CPRC in 1988, from 1985-88, he was Vice President and Chief Financial Officer of Sunrise Investments, Inc., a real estate syndication firm with $450 million of real estate under management. During this period, Mr. Safaie was also President of an affiliated property management firm, S&L Property Management, Inc., with over 12,000 residential units and 800,000 square feet of commercial office space under direct management. From 1982 to 1985, Mr. Safaie was assistant controller of Standard Management Company, builders and managers of luxury hotels, commercial offices and residential units. From 1980-1982, he served as financial officer of Diamond "M" Drilling Company. Mr. Safaie received a BA degree in Business Administration from California State University with a major in accounting.

CHARLES L. SCHWENNESEN, age 51, is Vice President of Acquisition Finance for CPRC and is responsible for financial analysis and "due diligence" reviews of all properties acquired by CPRC. Prior to joining CPRC in 1987, he was a consultant to companies which provided investment opportunities through private placements. From 1984 to 1985, Mr. Schwennesen was Vice President of Cranston Securities Company and was responsible for the structuring of more than $30 million of mortgage revenue bond financing for affordable housing projects. From 1977 to 1984, Mr. Schwennesen was a manager with the accounting firm of Price Waterhouse where he specialized in providing auditing and consulting services to publicly held California real estate development companies involved in the affordable housing industry. Mr. Schwennesen is a Certified Public Accountant and holds a Masters degree in Business Administration from the UCLA Graduate School of Management and a B.A. degree in Mathematics from UCLA.


ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

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

During the fiscal years ended March 31, 1997, 1996, and 1995, CPCC, a general partner of the Partnership, and CPRC, an general partner of the Operating Partnerships, earned $507,804, $505,381 and $503,607, respectively, in compensation from the Operating Partnerships and $60,000 was accrued for each fiscal year for the reimbursement for overhead allocation from Century Pacific Investment Corporation (CPIC). During fiscal year 1997, the general partners received no payments from the Operating Partnerships.

ITEM 12. PARTNERSHIP INTEREST OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         ---------------------------------------------------------------
         MANAGEMENT
         ----------

No partner in the Partnership owns more than 5% of the total number of partnership interests outstanding. Irwin J. Deutch, the managing general partner, holds a one-half percent general partnership interest and C.P. Westwood Associates holds a one percent limited partnership interest.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

Irwin J. Deutch is the managing general partner of the Partnership, and CPCC is also a general partner. Irwin J. Deutch is the sole Director and President of CPCC, and the stock of CPCC is solely owned by the Deutch Family Trust.
Mr. Deutch is also the President, sole Director and the Deutch Family Trust is the sole stockholder of Century Pacific Realty Corporation (CPRC), the general partner of the Operating Partnerships that own the properties in which the Partnership has invested. The general partners were allocated their proportionate share of the Partnership's tax losses and allocated tax credits. CPCC and CPRC accrued certain fees for their services in managing and advising the Partnership and its business. Century Pacific Investment Corporation
(CPIC), an affiliate, provides all the services and materials necessary for the operation of the Partnership and is reimbursed for actual costs. These transactions are more particularly set forth in the financial statements found under ITEM 14.

                                            PART IV



ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         ---------------------------------------------------------------

(a)    Exhibits - See the Exhibit Index at page 18 of this report.

(b)    (1)    Financial Statements:

              Independent Auditors' Reports                                                  F-1
              Balance Sheet as of March 31, 1997 and 1996                                   F-11
              Statement of Operations for the Years Ended March 31,
                 1997, 1996 and 1995                                                        F-12
              Statement Of Partners' Equity (Deficit) for the
                 Years Ended March 31, 1997, 1996 and 1995                                  F-13
              Statement of Cash Flows for the Years Ended March 31,
                 1997, 1996 and 1995                                                        F-14
              Notes to Financial Statements                                                 F-15

       (2)    Financial Statement Schedules:

              Schedule III - Real Estate and Accumulated Depreciation of
                 Operating Partnerships in which CPHF-I has
                 Limited Partnership Interests                                              F-22
              Notes to Schedule III - Real Estate and Accumulated
                 Depreciation of Operating Partnerships in which
                 CPHF-I has Limited Partnership Interests                                   F-24
              Schedule IV - Mortgage Loans on Real Estate of Operating
                 Partnerships in which CPHF-I has Limited
                 Partnership Interests                                                      F-26
              Notes to Schedule IV - Mortgage Loans on Real Estate of
                 Operating Partnerships in which CPHF-I has
                 Limited Partnership Interests                                              F-30

              All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b)    Reports on Form 8-K

       Registrant did file with the Securities and Exchange Commission a Current Report on Form 8-K during the year ending March 31, 1997.

                                 EXHIBIT INDEX

These exhibits are numbered in accordance with the exhibit table of Item 601 of Regulation S-K.





                 Exhibit Number        Description
                 --------------        -------------------------------------
                       11              Omitted - inapplicable

                       12              Omitted - inapplicable

                       13              Omitted - inapplicable

                       16              Omitted - inapplicable

                       18              Omitted - inapplicable

                       21              Omitted - inapplicable

                       23              Omitted - inapplicable

                       27              Financial Data Schedule

                                       Financial Statements of Coleman Manor
                                          (Equity Investment)

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             CENTURY PACIFIC HOUSING FUND - I

                             By:  Irwin Jay Deutch, as Managing General Partner



Date:  June 27, 1997              /s/ Irwin Jay Deutch
                                  ----------------------------------------------



                             and


                             Century Pacific Capital I Corporation, as Corporate General Partner and as Attorney-in-Fact for all Investor Limited Partners



Date:  June 27, 1997               /s/ Irwin Jay Deutch
                                  ----------------------------------------------
                             By:  Irwin Jay Deutch, President

                           [letterhead of RBG & Co.]


                          INDEPENDENT AUDITORS' REPORT

Partners
Century Pacific Housing Fund - I


We have audited the accompanying balance sheet of Century Pacific Housing
Fund - I as of March 31, 1997 and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Century Pacific Housing Fund-I for the year ended March 31, 1996 and 1995 were audited by other auditors, whose report dated June 13, 1996, included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Century Pacific Housing Fund - I as of March 31, 1997 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Notes 2, 3, 4 and 5 to the financial statements, the Partnership has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also prepared, from information audited by us, the related financial statement schedules listed in Item 14(b)(2) as of December 31, 1996. In our opinion the financial statement schedules present fairly, in all material respects, the information required to be set forth therein.


                                       /s/ Rubin, Brown, Gornstein & Co. LLP

St. Louis, Missouri
June 16, 1997

                   [letterhead of Reznick Fedder & Silverman]

                         INDEPENDENT AUDITORS' REPORT


To the Partners
Century Pacific Housing Fund-I

     We have audited the accompanying balance sheets of Century Pacific Housing Fund-I as of March 31, 1996 and 1995, and the related statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended March 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain operating limited partnerships for the years ended December 31, 1995 and 1994, in which the Partnership owns a limited partnership interest. The investment in such partnerships comprises 38% and 42% of the assets as of March 31, 1996 and 1995, respectively, and 40% and 42% of the Partnership's loss for the years ended March 31, 1996 and 1995, respectively. The financial statements of these operating partnerships were audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to information relating to these partnerships, is based solely on the reports of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Century Pacific Housing Fund-I as of March 31, 1996 and 1995, and the results of its operations, the changes in its partners' equity (deficit) and its cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 2 to the financial statements, the Partnership's Operating Partnerships have not achieved the operating results required to provide the Partnership with sufficient cash distributions to fund the Partnership's administrative costs. Additionally, the Partnership has incurred allocated losses from all but one of its Operating Partnerships to the extent of the Partnership's cash contributions. As a result of the foregoing, the Partnership is dependent upon the general partners and affiliates for continued financial support.
The auditors' report on seven of the Operating Partnerships' financial statements contained an explanatory paragraph relating to a going concern issue concerning the expiration of the Housing Assistance Payment Contract. As discussed in Note 2 to the financial statements, these Operating Partnerships had Housing Assistance Payment Contracts with the U.S. Department of Housing and Urban Development which are due to expire during 1996. These factors raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     We have also prepared, from information audited by us and other auditors, the related financial statement schedules listed in Item 14 (a)(2) as of December 31, 1995. In our opinion, the financial statement schedules present fairly, in all material respects, the information required to be set forth therein.


                                       /s/ Reznick Fedder & Silverman


Baltimore, Maryland
June 13, 1996

                      [letterhead of Rhea & Ivy, P.L.C.]



                         Independent Auditor's Report

To the Partners of Century Pacific Housing Partnership I

We have audited the accompanying balance sheet of Century Pacific Housing Partnership I (a limited partnership), FHA Project No. 062-44024-LD, as of December 31, 1995 and the related statements of profit and loss (HUD Form 92410), changes in partners' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and the standards for financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Century Pacific Housing Partnership I (a limited partnership), FHA Project No. 062-44024-LD at December 31, 1995, and the results of its operations, changes in partners' deficit, and cash flow for the year then ended in conformity with generally accepted accounting principles.


                                       /s/ Rhea & Ivy, P.L.C.


Memphis, Tennessee
January 22, 1996

                   [letterhead of Maddox & Associates, APC]



                        REPORT OF INDEPENDENT AUDITORS

To the Partners
Century Pacific Housing Partnership VII
(Gulfway Terrace Apartments)

We have audited the accompanying balance sheet of Century Pacific Housing Partnership VII, (Gulfway Terrace Apartments), HUD Project No. 064-44112 as of December 31, 1995, and the related statements of profit and loss, partners' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We have conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Century Pacific Housing Partnership VII, (Gulfway Terrace Apartments), HUD Project No. 064-44112 as of December 31, 1995, and the results of its operations, changes in partners' deficit, and cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Century Pacific Housing Partnership VII (Gulfway Terrace Apartments) will continue as a going concern. As discussed in Note 7 to the financial statements, Century Pacific Housing Partnership VII's Section 8 Housing Assistance Payment (HAP) Contract for 86 units may not be renewed by HUD when it expires September 30, 1996 which raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to this matter is also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Maddox & Associates, APC

January 22, 1996

                   [letterhead of Isaac Goldstein & Company]



                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------

To the Partners
Century Pacific Housing Partnership X

Gentlemen:

     We have audited the accompanying balance sheet of Century Pacific Housing Partnership X, MHFA Project No. 71-083-N (a Massachusetts limited partnership), as of December 31, 1995, and the related statements of income, changes in partners' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Century Pacific Housing Partnership X as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                       /s/ Isaac Goldstein

                                       ISAAC GOLDSTEIN & COMPANY
                                       CERTIFIED PUBLIC ACCOUNTANTS

Brooklyn, NY
March 20, 1996

                   [letterhead of Maddox & Associates, APC]


                         REPORT OF INDEPENDENT AUDITORS

To the Partners
Century Pacific Housing Partnership XI
(Continental Terrace)

We have audited the accompanying balance sheet of Century Pacific Housing Partnership XI, (Continental Terrace), HUD Project No. 113-44032-NP as of December 31, 1995, and the related statements of profit and loss, partners' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We have conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Century Pacific Housing Partnership XI, (Continental Terrace), HUD Project No. 113-44032-NP as of December 31, 1995, and the results of its operations, changes in partners' deficit, and cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ Maddox & Associates, APC

January 22, 1996

                   [letterhead of Maddox & Associates, APC]



                         REPORT OF INDEPENDENT AUDITORS

To the Partners
Century Pacific Housing Partnership XII
(Yale Village)

We have audited the accompanying balance sheet of Century Pacific Housing Partnership XII, (Yale Village), HUD Project No. 114-44007-NP-SUP as of December 31, 1995, and the related statements of profit and loss, partners' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We have conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Century Pacific Housing Partnership XII, (Yale Village), HUD Project No. 114-44007-NP-SUP as of December 31, 1995, and the results of its operations, changes in partners' deficit, and cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Century Pacific Housing Partnership XII (Yale Village) will continue as a going concern. As discussed in Note 9 to the financial statements, Century Pacific Housing Partnership XII's Section 8 Housing Assistance Payment (HAP) Contract may not be renewed by HUD when it expires August 31, 1996 which raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to this matter is also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Maddox & Associates, APC

January 22, 1996

                    [letterhead of Maddox & Associates, APC]


                        REPORT OF INDEPENDENT AUDITORS

To the Partners
Century Pacific Housing Partnership XIV
(Kings Row Apartments)

We have audited the accompanying balance sheet of Century Pacific Housing Partnership XIV, (Kings Row Apartments), HUD Project No. 114-35037-NP-SUP as of December 31, 1995 and the related statements of profit and loss, partners' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We have conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Century Pacific Housing Partnership XIV, (Kings Row Apartments), HUD Project No. 114-35037-NP-SUP as of December 31, 1995 and the results of its operations, changes in partners' deficit, and cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Century Pacific Housing Partnership XIV (Kings Row Apartments) will continue as a going concern. As discussed in Note 6 to the financial statements, Century Pacific Housing Partnership XIV's Section 8 Housing Assistance Payment (HAP) Contract may not be renewed by HUD when it expires October 31, 1996 which raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to this matter is also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Maddox & Associates, APC

January 22, 1996

                    [letterhead of Maddox & Associates, APC]


                        REPORT OF INDEPENDENT AUDITORS

To the Partners
Century Pacific Housing Partnership XV
(Castle Gardens)

We have audited the accompanying balance sheet of Century Pacific Housing Partnership XV, (Castle Gardens), HUD Project No. 133-44007-NP as of December 31, 1995, and the related statements of profit and loss, partners' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We have conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Century Pacific Housing Partnership XV, (Castle Gardens), HUD Project No. 133-44007-NP as of December 31, 1995, and the results of its operations, changes in partners' deficit, and cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ Maddox & Associates, APC

January 22, 1996

                                             CENTURY PACIFIC HOUSING FUND-I
-----------------------------------------------------------------------------------------------------------------------
                                                     BALANCE SHEET




                                                         ASSETS

                                                                                                  MARCH 31,
                                                                                 --------------------------------------
                                                                                           1997                  1996
                                                                                 --------------------------------------
Cash                                                                                  $     693             $   1,754
Receivable from related party (Note 4)                                                   15,549                15,549
Investments in Operating Partnerships (Notes 1 and 5)                                   394,391               530,401
-----------------------------------------------------------------------------------------------------------------------

                                                                                      $ 410,633             $ 547,704
=======================================================================================================================


                                       LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

   Accounts payable and accrued expenses                                              $  11,600             $  20,840
   Advance from affiliate (Note 4)                                                       62,455                59,755
   Payable to related parties (Note 4)                                                  712,141               635,403
-----------------------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES                                                               786,196               715,998
-----------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (NOTE 6)                                                       --                    --
-----------------------------------------------------------------------------------------------------------------------

PARTNERS' EQUITY (DEFICIT)
   General partners                                                                    (386,233)             (382,088)
   Limited partners, $1,000 stated value per unit,
      50,000 units authorized, 22,315 units issued
      and outstanding (Note 4)                                                           10,670               213,794
-----------------------------------------------------------------------------------------------------------------------
        TOTAL PARTNERS' EQUITY (DEFICIT)                                               (375,563)             (168,294)
-----------------------------------------------------------------------------------------------------------------------

                                                                                      $ 410,633             $ 547,704
=======================================================================================================================


--------------------------------------------------------------------------------
See the accompanying notes to financial statements.                      Page 21

                                             CENTURY PACIFIC HOUSING FUND-I
------------------------------------------------------------------------------------------------------------------------
                                                STATEMENT OF OPERATIONS



                                                                                FOR THE YEARS ENDED MARCH 31,
                                                                     ---------------------------------------------------
                                                                               1997             1996              1995
                                                                     ---------------------------------------------------
REVENUES
   Transfer fees                                                          $   2,100        $   3,900         $   5,000
------------------------------------------------------------------------------------------------------------------------

EXPENSES
   Allocated overhead expenses - affiliate (Note 4)                          60,000           60,000            60,000
   Other general and administrative                                          13,359           15,053            12,069
------------------------------------------------------------------------------------------------------------------------
        TOTAL EXPENSES                                                       73,359           75,053            72,069
------------------------------------------------------------------------------------------------------------------------

LOSS BEFORE EQUITY IN NET LOSSES OF
   OPERATING PARTNERSHIPS                                                   (71,259)         (71,153)          (67,069)

EQUITY IN NET LOSSES OF OPERATING
   PARTNERSHIPS (NOTE 5)                                                   (136,010)        (176,789)         (241,098)
------------------------------------------------------------------------------------------------------------------------

NET LOSS                                                                  $(207,269)       $(247,942)        $(308,167)
========================================================================================================================

ALLOCATION OF NET LOSS
   General partners                                                       $  (4,145)          (4,959)        $  (6,163)
   Limited partners                                                        (203,124)        (242,983)         (302,004)
------------------------------------------------------------------------------------------------------------------------

                                                                          $(207,269)       $(247,942)        $(308,167)
========================================================================================================================

NET LOSS PER UNIT OF LIMITED PARTNERSHIP
   INTEREST (NOTE 1)                                                      $      (9)       $     (11)        $     (14)
========================================================================================================================

AVERAGE NUMBER OF OUTSTANDING UNITS                                          22,315           22,315            22,315
========================================================================================================================


--------------------------------------------------------------------------------
See the accompanying notes to financial statements.                      Page 22

                                         CENTURY PACIFIC HOUSING FUND-I
---------------------------------------------------------------------------------------------------------------
                                         STATEMENT OF PARTNERS' EQUITY
                               FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995










                                                                 ORIGINAL
                                                  GENERAL         LIMITED          LIMITED
                                                 PARTNERS         PARTNER         PARTNERS             TOTAL
                                              -----------------------------------------------------------------
PARTNERS' EQUITY (DEFICIT) - MARCH 31, 1994     $(370,966)          $  --        $ 758,781         $ 387,815

NET LOSS                                           (6,163)             --         (302,004)         (308,167)
---------------------------------------------------------------------------------------------------------------

PARTNERS' EQUITY (DEFICIT) - MARCH 31, 1995      (377,129)             --          456,777            79,648

NET LOSS                                           (4,959)             --         (242,983)         (247,942)
---------------------------------------------------------------------------------------------------------------

PARTNERS' EQUITY (DEFICIT) - MARCH 31, 1996      (382,088)             --          213,794          (168,294)

NET LOSS                                           (4,145)             --         (203,124)         (207,269)
---------------------------------------------------------------------------------------------------------------

PARTNERS' EQUITY (DEFICIT) - MARCH 31, 1997     $(386,233)          $  --        $  10,670         $(375,563)
===============================================================================================================

PERCENTAGE INTEREST - MARCH 31, 1997                    1%              1%              98%              100%
===============================================================================================================


--------------------------------------------------------------------------------
See the accompanying notes to financial statements.                      Page 23

                                         CENTURY PACIFIC HOUSING FUND-I
----------------------------------------------------------------------------------------------------------------
                                            STATEMENT OF CASH FLOWS








                                                                           FOR THE YEARS ENDED MARCH 31,
                                                                  ----------------------------------------------
                                                                            1997           1996           1995
                                                                  ----------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                            $(207,269)     $(247,942)     $(308,167)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
         Equity in net losses of Operating Partnerships                  136,010        176,789        241,098
         Decrease in accounts payable and accrued
            expenses                                                      (9,240)        (1,460)            --
         Increase in payable to related parties                           76,738         75,061         68,400
----------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING
   ACTIVITIES                                                             (3,761)         2,448          1,331

CASH FLOWS FROM INVESTING ACTIVITIES
   Advance to affiliate                                                    2,700         (1,824)        (1,534)
----------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                           (1,061)           624           (203)

CASH - BEGINNING OF PERIOD                                                 1,754          1,130          1,333
----------------------------------------------------------------------------------------------------------------

CASH - END OF PERIOD                                                   $     693      $   1,754      $   1,130
================================================================================================================


--------------------------------------------------------------------------------
See the accompanying notes to financial statements.                      Page 24

                         CENTURY PACIFIC HOUSING FUND-I
--------------------------------------------------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 1997, 1996 AND 1995

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF ACCOUNTING

      The Partnership maintains its financial records on the tax basis. Memorandum entries, while not recorded in the records of the Partnership, have been made in order to prepare the financial statements in accordance with generally accepted accounting principles.

      On August 7, 1991, management of the Partnership changed from a calendar year end to a fiscal year end of March 31 for financial reporting purposes. Accordingly, the Partnership's quarterly periods end June 30, September 30 and December 31. The Operating Partnerships, for financial reporting purposes, have a calendar year. The Partnership, as well as the Operating Partnerships, have a calendar year for income tax purposes.

      ESTIMATES AND ASSUMPTIONS

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      INVESTMENTS IN OPERATING PARTNERSHIPS

      The Partnership uses the equity method to account for its investment in the Operating Partnerships in which it has invested (Note 5). Under the equity method of accounting, the investment is carried at cost and adjusted for the Partnership's share of the Operating Partnerships' results of operations and by cash distributions received. Equity in the loss of each Operating Partnership allocated to the Partnership is not recognized to the extent that the investment balance would become negative. Costs paid by the Partnership for organization of the Operating Partnership as well as direct costs of acquiring properties, including acquisition fees and reimbursable acquisition expenses paid to the general partner, have been capitalized as investments in Operating Partnerships.

      INCOME TAXES

      No provision has been made for income taxes in the accompanying financial statements since such taxes and/or the recapture of the Low-Income Housing Tax Credit benefits received, if any, are the liability of the individual partners. The Partnership uses the accrual method of accounting for tax purposes.

--------------------------------------------------------------------------------
                                                                         Page 25

CENTURY PACIFIC HOUSING FUND-I
--------------------------------------------------------------------------------
Notes To Financial Statements (Continued)


      NET LOSS PER UNIT OF LIMITED PARTNERSHIP INTEREST

      Net loss per unit of limited partnership interest is calculated based upon the weighted average number of units of limited partnership interest (units) outstanding, which is 22,315 for the years ending March 31, 1997, 1996, and 1995.


2.    OPERATIONS

      Century Pacific Housing Fund-I, a California limited partnership, (the Partnership), was formed on October 6, 1986 for the purpose of raising capital by offering and selling limited partnership interests and then acquiring limited partnership interests and then acquiring limited partnership interests in 21 limited partnerships (the Operating Partnerships), which acquired and operate 21 multi-family residential apartment properties (the properties).

      The general partners of the Partnership are Century Pacific Capital Corporation, a California corporation (CPCC), and Irwin Jay Deutch, an individual (collectively, the general partners). The general partners and affiliates of the general partners (the general partners and affiliates) have interests in the Partnership and receive compensation from the Partnership and the Operating Partnerships (Note 3).

      The Properties qualify for the Low-Income Housing Tax Credit established by Section 42 of the Tax Reform Act of 1986 (the Low-Income Housing Tax Credit) and one property qualifies for Historic Rehabilitation Tax Credits (collectively the Tax Credits). These properties are leveraged low-income multi-family residential complexes and receive one or more forms of assistance from federal, state or local government agencies (the Government Agencies).

      In July 1987, the Partnership began raising capital from sales of limited partnership interests, at $1,000 per unit, to limited partners. The Partnership authorized the issuance of a maximum of 50,000 partnership units of which 22,315 were subscribed and issued. The limited partnership interest offering closed in April 1988.

      The Partnership has acquired limited partnership interests ranging from 97% to 99% in the Operating Partnerships, which have invested in rental property.

--------------------------------------------------------------------------------
                                                                         Page 26

CENTURY PACIFIC HOUSING FUND-I
--------------------------------------------------------------------------------
Notes To Financial Statements (Continued)


3.    REALIZATION OF ASSETS

      The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Partnership as a going concern. The Partnership's Operating Partnerships have not achieved the operating results required to provide the Partnership with sufficient cash distributions to fund the Partnership's administrative costs. Additionally, the Partnership has incurred allocated losses from all but one of its Operating Partnerships to the extent of the Partnership's cash contributions. As a result of the foregoing, the Partnership is dependent upon the general partners and affiliates for continued financial support.

      The auditors' report on ten of the Operating Partnerships' financial statements contained an explanatory paragraph relating to a going concern issue concerning the expiration of the Housing Assistance Payment Contract. These Operating Partnerships have Housing Assistance Payment Contracts with the U.S. Department of Housing and Urban Development (HUD) that are due to expire during 1997. As of June 16, 1997, five of the Operating Partnerships have been granted one year extensions. Management has requested one year extensions for the remaining five Operating Partnerships, however, as of June 16, 1997, these extensions have not been granted.

      Management maintains that the general partners and affiliates, though not required to do so, will continue to fund operations by deferring payment to related parties of allocated overhead expenses, and by funding any Partnership operating costs. Unpaid allocated overhead expenses will accrue and become payable when the Operating Partnerships generate sufficient cash distributions to the Partnership to cover such expenses. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


4.    TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES OF
      THE GENERAL PARTNERS

      The general partners of the Partnership are CPCC and Irwin Jay Deutch. The original limited partner of the Partnership is Westwood Associates which partners are Irwin Jay Deutch and key employees of CPCC. Century Pacific Placement Corporation (CPPC), an affiliate of the general partners, served as the broker-dealer-manager for sales of the limited partnership interests in the Partnership. Century Pacific Realty Corporation (CPRC), an affiliate of CPCC, is a general partner in each of the Operating Partnerships.

--------------------------------------------------------------------------------
                                                                         Page 27

CENTURY PACIFIC HOUSING FUND-I
--------------------------------------------------------------------------------
Notes To Financial Statements (Continued)

      The general partners have an aggregate one percent interest in the Partnership, as does the original limited partner. CPRC has a one percent interest in each of the Operating Partnerships, except for one Operating Partnership in which it has a one-half percent interest.

      The general partners and affiliates receive compensation and reimbursement of expenses from the Partnership, as set forth in the limited partnership agreement, for their services in managing the Partnership and its business. The general partners and affiliates also receive compensation and reimbursement of expenses from the Operating Partnerships. This compensation and reimbursement includes services provided to the Partnership during its offering stage, acquisition stage, operational stage, and termination of refinancing stage.

      The general partners and affiliates earned the following fees for services provided to the Partnership and were entitled to reimbursement for costs incurred by the general partners and affiliates on behalf of the Partnership and the Operating Partnerships for the years ended March 31, 1997, 1996 and 1995 as follows:

                                                                   1997             1996              1995
                                                          --------------------------------------------------
      Fees and reimbursement from the Partnership:
         Reimbursement for overhead allocated from
            Century Pacific Investment Corporation
            (CPIC)                                             $ 60,000         $ 60,000          $ 60,000
      Fees and reimbursement from the Operating
         Partnerships
            Supervisory management fee (CPCC and
               CPRC)                                            152,115          152,115           152,115
            Partnership management fee (CPCC and
               CPRC)                                            355,688          353,266           351,492
      ------------------------------------------------------------------------------------------------------
                                                                507,803          505,381           503,607
      ------------------------------------------------------------------------------------------------------
                                                               $567,803         $565,381          $563,607
      ======================================================================================================

      At March 31, 1997 and 1996, payable to related parties consists of fees and certain general and administrative costs accrued as payable by the Partnership to the general partners and affiliates relating to the above and prior year's amounts totalling $712,141 and $635,403, respectively. Such fees and allocated costs have been deferred until the Partnership has sufficient cash to pay them.

      Receivable from related party of $15,549 at March 31, 1997 and 1996, represents cash advances to several of the Operating Partnerships, and the payment of state franchise taxes for CPHP III, IV, V, VIII, IX, XVIII, XX, and XXII.

      At March 31, 1997 and 1996, CPRC owed $62,455 and $59,755, respectively, for non-interest bearing, demand cash advances to the Partnership.

--------------------------------------------------------------------------------
                                                                         Page 28

CENTURY PACIFIC HOUSING FUND-I
--------------------------------------------------------------------------------
Notes To Financial Statements (Continued)

      The general partners may advance funds to the Partnership to fund operating deficits, but are not obligated to do so. Such advances shall be evidenced by a promissory note of a term no more than 12 months in length and at a rate of interest no lower than the prime rate. All such loans shall be repaid prior to any distributions of net cash flow. At March 31, 1997 and 1996, the Partnership had no outstanding advances due to the general partners.


5.    INVESTMENTS IN OPERATING PARTNERSHIPS

      At March 31, 1997 and 1996, the Partnership owned limited partnership interests in 21 Operating Partnerships, each of which has invested in a multi-family rental property.

      Investments in Operating Partnerships consist of the following:

                                                                              1997                   1996
                                                                 ------------------------------------------
      Cash contributions to Operating Partnerships
         to fund purchase of beneficial interests in
         properties                                                   $ 15,497,467           $ 15,497,467
      Cash contributions to Operating Partnerships
         to fund operations                                                  6,150                  6,150
      Cash distribution from Operating Partnership                          (6,326)                (6,326)
      Acquisition and organization costs                                 3,342,778              3,342,778
      Equity in net losses of Operating Partnerships                   (18,445,678)           (18,309,668)
      -----------------------------------------------------------------------------------------------------

                                                                      $    394,391           $    530,401
      =====================================================================================================

--------------------------------------------------------------------------------
                                                                         Page 29

CENTURY PACIFIC HOUSING FUND-I
--------------------------------------------------------------------------------
Notes To Financial Statements (Continued)

      A summary of the combined balance sheet as of December 31, 1996 and 1995 and statements of operations of the aforementioned Operating Partnerships for the years then ended follows:

                                                  COMBINED BALANCE SHEET
                                                          ASSETS

                                                                                     1996                  1995
                                                                           --------------------------------------
         Cash                                                                  $    696,441          $    507,155
         Reserve for replacements                                                 2,404,825             2,697,845
         Land and buildings                                                      70,285,050            73,486,874
         Other assets                                                             3,158,994          $  3,412,642
         --------------------------------------------------------------------------------------------------------

                                                                               $ 76,545,310          $ 80,104,516
         ========================================================================================================
                                            LIABILITIES AND PARTNERS' DEFICIT

                                                                                     1996                  1995
                                                                           --------------------------------------
         Notes payable                                                         $117,461,408          $112,793,239
         Other liabilities                                                        3,465,252             3,922,513
         --------------------------------------------------------------------------------------------------------
                                                                                120,926,660           116,715,752
         Partners' deficit                                                      (44,381,350)          (36,611,236)
         --------------------------------------------------------------------------------------------------------

                                                                               $ 76,545,310          $ 80,104,516
         ========================================================================================================
                                             COMBINED STATEMENT OF OPERATIONS

                                                                                     1996                  1995
                                                                           --------------------------------------
         REVENUES
            Rental income                                                      $ 15,782,773          $ 15,021,821
            Other income                                                            484,683               322,854
         --------------------------------------------------------------------------------------------------------
             TOTAL REVENUES                                                      16,267,456            15,344,675
         --------------------------------------------------------------------------------------------------------

         EXPENSES
            Utilities                                                             2,631,303             2,629,381
            Repairs and maintenance                                               4,393,997             4,210,570
            Management fees                                                       1,228,089             1,194,622
            Other operating expenses                                              5,466,104             1,371,859
            Interest                                                              5,860,931             9,348,495
            Depreciation and amortization                                         4,370,272             4,199,930
         --------------------------------------------------------------------------------------------------------
             TOTAL EXPENSES                                                      23,950,696            22,954,857
         --------------------------------------------------------------------------------------------------------

         NET LOSS                                                              $ (7,683,240)         $ (7,610,182)
         ========================================================================================================

         ALLOCATION OF LOSS
            General partners and other limited partners                        $ (7,547,230)         $ (7,433,393)
            CPHF-I                                                                 (136,010)             (176,789)
         --------------------------------------------------------------------------------------------------------

                                                                               $ (7,683,240)         $ (7,610,182)
         ========================================================================================================

                                      F-20

--------------------------------------------------------------------------------
                                                                         Page 30

CENTURY PACIFIC HOUSING FUND-I
--------------------------------------------------------------------------------
Notes To Financial Statements (Continued)

6.    COMMITMENTS AND CONTINGENCIES

      The rents of the Operating Partnerships, all of which receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8") are subject to specific laws, regulations, and agreements with federal and state agencies. The subsidy agreements expire at various times during and after the 15-year compliance period of the Operating Partnerships. The United States Department of Housing and Urban Development ("HUD") has issued a notice implementing provisions to renew Section 8 contracts expiring during HUD's fiscal year 1997, where requested by an owner, for an additional one year term at current rent levels. As of June 16, 1997, ten of the Operating Partnerships' Section 8 contracts are due to expire during 1996, one year contract extensions have been granted for five of the Operating Partnerships. The remaining five Operating Partnerships have not yet received HUD's approval of their extension requests. At the present time, the Partnership cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Operating Partnerships receiving such subsidy or similar subsidies.

--------------------------------------------------------------------------------
                                                                         Page 31

                                                                                                              Schedule III
                                                                                                              ------------
                                                                                                               Page 1 of 2
                                        CENTURY PACIFIC TAX CREDIT HOUSING FUND-I
--------------------------------------------------------------------------------------------------------------------------
                                  REAL ESTATE AND ACCUMULATED DEPRECIATION OF OPERATING
                              PARTNERSHIPS IN WHICH CPHF-I HAS LIMITED PARTNERSHIP INTERESTS
                                                    DECEMBER 31, 1996

                                                                 INITIAL COST TO                   COST CAPITALIZED
                                                              OPERATING PARTNERSHIP            SUBSEQUENT TO ACQUISITION
                                                        ---------------------------------    -----------------------------
                                                                          BUILDINGS AND                    BUILDINGS AND
DESCRIPTION<F1>                     ENCUMBRANCES<F2>            LAND       IMPROVEMENTS          LAND       IMPROVEMENTS
--------------------------------------------------------------------------------------------------------------------------
Century Pacific Housing
   Partnership I (CPHP-I) -
   Charter House
   Dothan, Alabama                       $ 2,359,400      $  179,578        $ 1,918,124        $   --         $   81,490

CPHP-II VOA/Sunset Park, Ltd. -
   Sunset Park
   Denver, Colorado                        8,380,904         803,595          5,696,405         7,305            756,972

CPHP-III - Highland Park
   Topeka, Kansas                          9,992,890         434,475          6,465,525           251            519,452

CPHP-IV Forest Glen Estates
   Kansas City, Missouri                   5,947,495         427,519          4,469,134           292            254,403

CPHP-VI - Edgewood
   Danville, Illinois                      2,895,303         223,418          3,316,582            --            250,555

CPHP-VII - Gulfway Terrace
   New Orleans, Louisiana                  6,124,648         270,343          5,429,657           237            300,741

CPHP-IX - Wind Ridge
   Wichita, Kansas                         3,889,026         169,514          3,330,486           146            571,424

CPHP-X Bergen Circle
   Springfield, Massachusetts             14,032,329         925,439         11,335,561           767          1,077,704

CPHP-V - Jaycee Towers
   Dayton, Ohio                            7,435,974         599,719          5,096,481            --            286,286

CPHP-VIII - Sunset Townhouses
   Newton, Kansas                          1,365,959          50,259          1,174,741           138            120,059
--------------------------------------------------------------------------------------------------------------------------

BALANCE CARRIED
   FORWARD                                62,423,928       4,083,859         48,232,696         9,136          4,219,086
--------------------------------------------------------------------------------------------------------------------------


                                                                                                                         LIFE UPON
                                                                                                                             WHICH
                                          GROSS AMOUNT AT WHICH               ACCUMULATED                             DEPRECIATION
                                         CARRIED AT CLOSE OF YEAR             DEPRECIATION                               IN LATEST
                               -------------------------------------------- ---------------                                 INCOME
                                              BUILDINGS AND                  BUILDINGS AND       DATE OF       DATE   STATEMENT IS
DESCRIPTION<F1>                        LAND    IMPROVEMENTS         TOTAL     IMPROVEMENTS  CONSTRUCTION   ACQUIRED       COMPUTED
------------------------------------------------------------------------------------------------------------------------------------
Century Pacific Housing
   Partnership I (CPHP-I) -
   Charter House
   Dothan, Alabama               $  179,577     $ 1,999,614   $ 2,179,191      $   673,914          1972      12/87     27.5 years

CPHP-II VOA/Sunset Park, Ltd. -
   Sunset Park
   Denver, Colorado                 810,900       6,453,377     7,264,277        2,221,728          1971      12/87  10 - 50 years

CPHP-III - Highland Park
   Topeka, Kansas                   434,726       6,984,977     7,419,703        3,047,143          1967      12/87  10 - 40 years

CPHP-IV Forest Glen Estates
   Kansas City, Missouri            427,811       4,723,537     5,151,348        1,790,250          1971      12/87       40 years

CPHP-VI - Edgewood
   Danville, Illinois               223,418       3,567,137     3,790,555        1,183,401          1970      12/87     27.5 years

CPHP-VII - Gulfway Terrace
   New Orleans, Louisiana           270,580       5,730,398     6,000,978        2,179,168          1970      12/87  10 - 40 years

CPHP-IX - Wind Ridge
   Wichita, Kansas                  169,660       3,901,910     4,071,570        1,552,983          1969      12/87  10 - 40 years

CPHP-X Bergen Circle
   Springfield, Massachusetts       926,206      12,413,265    13,339,471        4,209,093          1976      12/87     27.5 years

CPHP-V - Jaycee Towers
   Dayton, Ohio                     599,719       5,382,767     5,982,486        1,605,986          1970      10/98     27.5 years

CPHP-VIII - Sunset Townhouses
   Newton, Kansas                    50,397       1,291,010     1,345,197          480,972          1971      08/88       40 years
------------------------------------------------------------------------------------------------------------------------------------

BALANCE CARRIED
   FORWARD                        4,092,994      52,447,992    56,544,776       18,944,638
------------------------------------------------------------------------------------------------------------------------------------

                             See notes to schedule

                                                                                                              Schedule III
                                                                                                              ------------
                                                                                                               Page 2 of 2

                                         CENTURY PACIFIC HOUSING FUND-I
--------------------------------------------------------------------------------------------------------------------------
                             REAL ESTATE AND ACCUMULATED DEPRECIATION OF OPERATING
                         PARTNERSHIPS IN WHICH CPHF-I HAS LIMITED PARTNERSHIP INTERESTS
                                               DECEMBER 31, 1996

                                                                 INITIAL COST TO                   COST CAPITALIZED
                                                              OPERATING PARTNERSHIP            SUBSEQUENT TO ACQUISITION
                                                        ---------------------------------    -----------------------------
                                                                           BUILDINGS AND                   BUILDINGS AND
DESCRIPTION<F1>                       ENCUMBRANCES<F2>           LAND       IMPROVEMENTS         LAND       IMPROVEMENTS
--------------------------------------------------------------------------------------------------------------------------
BALANCE CARRIED
   FORWARD                                $ 62,423,928     $4,083,859        $48,232,696      $ 9,136         $4,219,086

CPHP-XI Continental Terrace
   Fort Worth, Texas                         5,408,584        231,946          4,368,054        1,049            553,826

CPHP-XII - Yale Village
   Houston, Texas                            7,814,949        299,925          4,950,075        1,364            510,142

CPHP-XIII - Atlantis
   Virginia Beach, Virginia                  7,464,476        520,607          5,382,387        2,861            580,705

CPHP-XIV - Kings Row
   Houston, Texas                            4,949,930        193,458          3,586,542          947            704,376

CPHP-XV - Castle Gardens
   Lubbock, Texas                            4,051,377        161,989          3,106,011          821            568,946

CPHP-XVI - Rockwell Villa
   Oklahoma City, Oklahoma                   1,453,092         75,255          1,160,145        1,168            198,373

CPHP-XVII - London Square Village
   Oklahoma City, Oklahoma                   4,723,448        203,978          4,009,000           --            669,706

CPHP-XVIII - Ascension Towers
   Memphis, Tennessee                        8,288,985        176,341          6,551,159           --            606,214

Coleman Manor Associates Limited
   Partnership - Coleman Manor
   Baltimore, Maryland                       2,337,050         61,281          3,384,621           --            169,658

CPHP-XX - Holiday Heights
   Fort Worth, Texas                         2,792,366        202,445          1,942,864           --            186,300

CPHP-XXII - Harriet Tubman
   Terrace - Berkeley,
   California                                5,753,250        361,275          3,807,339        5,096            420,334
--------------------------------------------------------------------------------------------------------------------------
                                          $117,461,435     $6,572,359        $90,480,893      $22,442         $9,387,666
--------------------------------------------------------------------------------------------------------------------------


                                                                                                                          LIFE UPON
                                                                                                                              WHICH
                                          GROSS AMOUNT AT WHICH               ACCUMULATED                              DEPRECIATION
                                         CARRIED AT CLOSE OF YEAR             DEPRECIATION                                IN LATEST
                               -------------------------------------------- ---------------                                  INCOME
                                               BUILDINGS AND                 BUILDINGS AND       DATE OF       DATE    STATEMENT IS
DESCRIPTION<F1>                          LAND   IMPROVEMENTS         TOTAL    IMPROVEMENTS  CONSTRUCTION   ACQUIRED        COMPUTED
------------------------------------------------------------------------------------------------------------------------------------
BALANCE CARRIED
   FORWARD                         $4,092,994    $52,447,992  $ 56,544,776     $18,944,638

CPHP-XI Continental Terrace
   Fort Worth, Texas                  232,995      4,921,880     5,154,875       1,907,625          1971      10/88   20 - 40 years

CPHP-XII - Yale Village
   Houston, Texas                     301,289      5,460,217     5,761,506       2,308,130          1970      08/88   20 - 40 yearw


CPHP-XIII - Atlantis
   Virginia Beach, Virginia           523,468      5,963,092     6,486,560       2,225,201          1970      07/88   20 - 40 years


CPHP-XIV - Kings Row
   Houston, Texas                     194,405      4,290,918     4,485,323       1,666,678          1968      08/88   20 - 40 years


CPHP-XV - Castle Gardens
   Lubbock, Texas                     162,810      3,674,957     3,837,767       1,284,481          1971      07/88   15 - 40 years

CPHP-XVI - Rockwell Villa
   Oklahoma City, Oklahoma             76,423      1,358,518     1,434,941         463,986          1970      07/88      27.5 years


CPHP-XVII - London Square Village
   Oklahoma City, Oklahoma            203,978      4,678,706     4,882,684       1,819,582          1975      08/88      27.5 years


CPHP-XVIII - Ascension Towers
   Memphis, Tennessee                 176,341      7,157,373     7,333,714       2,361,832          1975      08/88      27.5 years


Coleman Manor Associates Limited
   Partnership - Coleman Manor
   Baltimore, Maryland                 61,281      3,554,279     3,615,560       1,057,940          1903      05/88      27.5 years


CPHP-XX - Holiday Heights
   Fort Worth, Texas                  202,445      2,129,164     2,331,609         753,405          1972      10/88        32 years


CPHP-XXII - Harriet Tubman
   Terrace - Berkeley,
   California                         366,372      4,227,673     4,594,045       1,384,812          1975      08/88      27.5 years

------------------------------------------------------------------------------------------------------------------------------------
                                   $6,594,801    $99,864,769  $106,463,360     $36,178,310
====================================================================================================================================


                             See notes to schedule

                         CENTURY PACIFIC HOUSING FUND-I
--------------------------------------------------------------------------------
              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                DEPRECIATION OF OPERATING PARTNERSHIPS IN WHICH
                    CPHF-I HAS LIMITED PARTNERSHIP INTERESTS
                               DECEMBER 31, 1996

NOTE 1 - DESCRIPTION OF PROPERTIES
----------------------------------

The Properties held by the Operating Partnerships in which the Partnership has invested are housing projects, primarily for families and elderly or handicapped individuals of low and moderate income.

NOTE 2 - SCHEDULE OF ENCUMBRANCES
---------------------------------

OPERATING PARTNERSHIP                   MORTGAGE          RESIDUAL          PURCHASE             OTHER
NAME AND PROPERTY NAME                     NOTES              NOTE              NOTE             NOTES             TOTAL
--------------------------------------------------------------------------------------------------------------------------
CPHP-I Charter House                 $   957,975       $ 1,401,425          $     --        $       --      $  2,359,400

CPHP-II VOA/Sunset Park,
   Ltd. Sunset Park                    2,597,872         5,105,400                --           677,632         8,380,904

CPHP-III Highland Park                 1,309,024         8,149,865                --           534,001         9,992,890

CPHP-IV Forest Glen
   Estates                             2,064,790         3,589,605                --           293,100         5,947,495

CPHP-V Jaycee Towers                   2,562,358         4,324,303                --           549,313         7,435,974

CPHP-VI Edgewood                       2,042,829           771,409                --            81,065         2,895,303

CPHP-VII Gulfway Terrace               2,802,234         2,780,257                --           542,157         6,124,648

CPHP-VIII
   Sunset Townhouses                     631,441           671,406                --            63,112         1,365,959

CPHP-IX Wind Ridge                     1,448,551         2,263,595                --           176,880         3,889,026

CPHP-X Bergen Circle                   6,211,139         7,335,395                --           485,795        14,032,329

CPHP-XI Continental Terrace            2,169,738         2,899,330                --           339,516         5,408,584

CPHP-XII Yale Village                  2,544,817         3,283,048                --         1,987,084         7,814,949

CPHP-XIII Atlantis                     2,229,942         5,020,522                --           214,012         7,464,476

CPHP-XIV Kings Row                     1,483,793         3,040,713                --           425,397         4,949,903

CPHP-XV Castle Gardens                 1,514,701         2,307,240                --           229,436         4,051,377

CPHP-XVI Rockwell Villa                  560,912           775,738                --           116,442         1,453,092

CPHP-XVII London Square
   Village                             2,302,652         1,927,710                --           493,086         4,723,448

CPHP-XVIII Ascension Towers            3,299,001         4,704,895                --           285,089         8,288,985

Coleman Manor Associates
   Limited Partnership
   Coleman Manor                       2,160,646                --                --           176,404         2,337,050

CPHP-XX Holiday Heights                  936,489         1,756,102                --            99,775         2,792,366

CPHP-XXII Harriet Tubman
   Terrace                             1,466,922         3,909,741           221,500           155,087         5,753,250
--------------------------------------------------------------------------------------------------------------------------

                                     $43,297,826       $66,017,699          $221,500        $7,924,383      $117,461,408
==========================================================================================================================

                         CENTURY PACIFIC HOUSING FUND-I
--------------------------------------------------------------------------------
                    NOTES TO SCHEDULE III - REAL ESTATE AND
             ACCUMULATED DEPRECIATION OF OPERATING PARTNERSHIPS IN
           WHICH CPHF-I HAS LIMITED PARTNERSHIP INTERESTS - CONTINUED
                               DECEMBER 31, 1996






NOTE 3 - RECONCILIATION OF REAL ESTATE AND ACCUMULATED DEPRECIATION
-------------------------------------------------------------------

                                                                                           ACCUMULATED
                                                                          COST            DEPRECIATION
                                                                ----------------------------------------
               Balance at December 31, 1993                       $104,311,398             $23,604,896
               Additions during year:
                  Improvements                                         354,837                      --
                  Depreciation                                              --               4,200,321
                                                                ----------------         ---------------

               Balance at December 31, 1994                        104,666,235              27,805,217
               Additions during year:
                  Improvements                                         825,786                      --
                  Depreciation                                              --               4,199,930
                  Disposals                                            (99,272)                (99,272)
                                                                ----------------         ---------------

               Balance at December 31, 1995                        105,392,749              31,905,875
               Additions during year:
                  Improvements                                       1,168,448                      --
                  Depreciation                                              --               4,370,272
                  Disposals                                            (97,837)                (97,837)
                                                                ----------------         ---------------

                                                                  $106,463,360             $36,178,310
                                                                ================         ===============


                                                CENTURY PACIFIC HOUSING FUND-I
----------------------------------------------------------------------------------------------------------------------------
                                          MORTGAGE LOANS ON REAL ESTATE OF OPERATING
                                               PARTNERSHIPS IN WHICH CPHF-I HAS
                                                LIMITED PARTNERSHIP INTERESTS
                                                      DECEMBER 31, 1996
                                                                                                               Schedule IV
                                                                                                               -----------
                                                                             MONTHLY
                                                                             PAYMENTS         ORIGINAL
                                                            FINAL           TO MATURITY         FACE           CARRYING
                                             INTEREST     MATURITY          (NET OF HUD       AMOUNT OF        AMOUNT OF
    DESCRIPTION<F1>                            RATE          DATE             SUBSIDY)         MORTGAGE       MORTGAGE<F2>
----------------------------------------------------------------------------------------------------------------------------
First mortgages assumed
by Operating Partnerships:

Century Pacific Housing
Partnership-I (CPHP-I)
  Charter House
  Dothan, Alabama                              7%         March 2013          $  8,238       $ 1,325,700       $   957,975

CPHP-II
VOA/Sunset Park, Ltd.
  Sunset Park                                              November
  Denver, Colorado                             7%            2014                8,592         4,859,300         2,597,872

CPHP-III
  Highland Park                                            December
  Topeka, Kansas                               3%            2008               10,835         2,914,500         1,309,024

CPHP-IV
  Forest Glen Estates
  Kansas City, Kansas                         7.5%        April 2013             6,582         2,787,000         2,064,790

CPHP-VI                                     3% plus
  Edgewood                                  treasury
  Danville, Illinois                        bill rate     March 2013            18,155         2,360,000         2,042,829

CPHP-VII
  Gulfway Terrace
  New Orleans, Louisiana                       7%          June 2015            13,576         3,616,200         2,802,234

CPHP-IX
  Wind Ridge                                               November
  Wichita, Kansas                             8.5%           2010                4,544         2,010,900         1,448,551

CPHP-X
  Bergen Circle
  Springfield, Massachusetts                 6.92%        March 2018            24,646         7,381,100         6,211,139

CPHP-V
  Jaycee Towers                                           September
  Dayton, Ohio                                8.5%           2012                7,387         3,361,200         2,562,358

CPHP-VIII
  Sunset Townhouses                                       September
  Newton, Kansas                              8.5%           2012                1,819           828,300           631,441
----------------------------------------------------------------------------------------------------------------------------
BALANCE BROUGHT FORWARD                                                        104,374        31,444,200        22,628,213
----------------------------------------------------------------------------------------------------------------------------

                                                CENTURY PACIFIC HOUSING FUND-I
----------------------------------------------------------------------------------------------------------------------------
                                          MORTGAGE LOANS ON REAL ESTATE OF OPERATING
                                               PARTNERSHIPS IN WHICH CPHF-I HAS
                                                LIMITED PARTNERSHIP INTERESTS
                                                      DECEMBER 31, 1996

                                                                                                               Schedule IV
                                                                                                               -----------
                                                                             MONTHLY
                                                                             PAYMENTS         ORIGINAL
                                                            FINAL           TO MATURITY         FACE           CARRYING
                                             INTEREST     MATURITY          (NET OF HUD       AMOUNT OF        AMOUNT OF
    DESCRIPTION<F1>                            RATE          DATE             SUBSIDY)         MORTGAGE       MORTGAGE<F2>
----------------------------------------------------------------------------------------------------------------------------
BALANCE BROUGHT FORWARD                                                       $104,374       $31,444,200       $22,628,213

CPHP-XI
  Continental Terrace
  Fort Worth, Texas                             7%        March 2013            18,659         3,002,600         2,169,738

CPHP-XII
  Yale Village
  Houston, Texas                                7%        June 2015             12,400         3,363,300         2,544,817

CPHP-XIII
  Atlantis
  Virginia Beach, Virginia                     8.5%       March 2012             7,200         2,946,500         2,229,942

CPHP-XIV
  Kings Row
  Houston, Texas                              7.05%      August 2011            13,925         2,116,000         1,483,793

CPHP-XV
  Castle Gardens
  Lubbock, Texas                               8.5%       June 2015             14,353         1,949,900         1,514,701

CPHP-XVI
  Rockwell Villa                                          September
  Oklahoma City, Oklahoma                       7%           2013                1,922           812,700           560,912

CPHP-XVII
  London Square Village
  Oklahoma City, Oklahoma                      7.5%       June 2012              7,787         3,153,900         2,302,652

CPHP-XVIII
  Ascension Towers
  Memphis, Tennessee                            7%        May 2015               9,506         4,290,000         3,299,001

Coleman Manor Associates
 Limited Partnership
  Coleman Manor
  Baltimore, Maryland                         10.0%       July 2029             12,545         2,365,000         2,160,646

CPHP-XX
  Holiday Heights
  Fort Worth, Texas                             7%        April 2014             2,787         1,252,700           936,489

CPHP-XXII
  Harriet Tubman Terrace
  Berkeley, California                          7%      October 2015             4,155         1,882,700         1,466,922
----------------------------------------------------------------------------------------------------------------------------
                                                                              $209,613       $58,579,500       $43,297,826
============================================================================================================================


                             See notes to schedule


                                                CENTURY PACIFIC HOUSING FUND-I
----------------------------------------------------------------------------------------------------------------------------
                                          MORTGAGE LOANS ON REAL ESTATE OF OPERATING
                                               PARTNERSHIPS IN WHICH CPHF-I HAS
                                                LIMITED PARTNERSHIP INTERESTS
                                                      DECEMBER 31, 1996
                                                                                                               Schedule IV
                                                                                                               -----------
                                                                               MONTHLY
                                                                               PAYMENTS       ORIGINAL
                                                             FINAL            TO MATURITY       FACE           CARRYING
                                             INTEREST      MATURITY           (NET OF HUD     AMOUNT OF        AMOUNT OF
        DESCRIPTION<F1>                        RATE           DATE              SUBSIDY)       MORTGAGE       MORTGAGE<F2>
----------------------------------------------------------------------------------------------------------------------------
Residual notes (second mortgages):

Century Pacific Housing
Partnership-I (CPHP-I)
  Charter House                                             December
  Dothan, Alabama                             <F1>            2002                <F1>       $   781,581       $ 1,401,425

CPHP-II
  VOA/Sunset Park, Ltd.
  Sunset Park                                               December
  Denver, Colorado                            <F1>            2002                <F1>         2,462,936         5,105,400

CPHP-III
  Highland Park                                             December
  Topeka, Kansas                              <F1>            2002                <F1>         3,936,695         8,149,865

CPHP-IV
  Forest Glen Estates                                       December
  Kansas City, Kansas                         <F1>            2002                <F1>         1,733,923         3,589,605

CPHP-VI
  Edgewood                                                  December
  Danville, Illinois                          <F1>            2002                <F1>           415,192           771,409

CPHP-VII
  Gulfway Terrace                                           December
  New Orleans, Louisiana                      <F1>            2002                <F1>         1,255,000         2,780,257

CPHP-IX
  Wind Ridge                                                December
  Wichita, Kansas                             <F1>            2003                <F1>         1,053,084         2,263,595

CPHP-X
  Bergen Circle
  Springfield, Massachusetts                  <F1>         July 2013              <F1>         3,547,072         7,335,395

CPHP-V
  Jaycee Towers
  Dayton, Ohio                                <F1>       October 2005             <F1>         2,245,673         4,324,303

CPHP-VIII
  Sunset Townhouses
  Newton, Kansas                              <F1>       August 2003              <F1>           341,229           671,406
----------------------------------------------------------------------------------------------------------------------------
BALANCE BROUGHT FORWARD                                                                       17,772,385        36,392,660
----------------------------------------------------------------------------------------------------------------------------


                                                CENTURY PACIFIC HOUSING FUND-I
----------------------------------------------------------------------------------------------------------------------------
                                          MORTGAGE LOANS ON REAL ESTATE OF OPERATING
                                               PARTNERSHIPS IN WHICH CPHF-I HAS
                                                LIMITED PARTNERSHIP INTERESTS
                                                      DECEMBER 31, 1996
                                                                                                               Schedule IV
                                                                                                               -----------
                                                                               MONTHLY
                                                                               PAYMENTS       ORIGINAL
                                                            FINAL             TO MATURITY       FACE           CARRYING
                                            INTEREST      MATURITY            (NET OF HUD     AMOUNT OF        AMOUNT OF
     DESCRIPTION<F1>                          RATE           DATE               SUBSIDY)       MORTGAGE       MORTGAGE<F2>
----------------------------------------------------------------------------------------------------------------------------
BALANCE BROUGHT
FORWARD                                                                                      $17,772,385       $36,392,660

CPHP-XI
  Continental Terrace
  Fort Worth, Texas                           <F1>      October 2003              <F1>         1,595,364         2,899,330

CPHP-XII
  Yale Village
  Houston, Texas                              <F1>       August 2003              <F1>         1,255,000         3,283,048

CPHP-XIII
  Atlantis
  Virginia Beach, Virginia                    <F1>        July 2003               <F1>         2,552,584         5,020,522

CPHP-XIV
  Kings Row
  Houston, Texas                              <F1>       August 2003              <F1>         1,537,518         3,040,713

CPHP-XV
  Castle Gardens
  Lubbock, Texas                              <F1>        July 2003               <F1>         1,160,247         2,307,240

CPHP-XVI
  Rockwell Villa
  Oklahoma City, Oklahoma                     <F1>        July 2003               <F1>           398,629           775,738

CPHP-XVII
  London Square Village
  Oklahoma City, Oklahoma                     <F1>        July 2003               <F1>           979,071         1,927,710

CPHP-XVIII
  Ascension Towers
  Memphis, Tennessee                          <F1>       August 2003              <F1>         2,404,667         4,704,895

CPHP-XX
  Holiday Heights
  Fort Worth, Texas                           <F1>       October 2004             <F1>           909,472         1,756,102

CPHP-XXII
  Harriet Tubman Terrace                                    December
  Berkeley, California                        <F1>            2003                <F1>         2,036,000         3,909,741
----------------------------------------------------------------------------------------------------------------------------
                                                                                             $32,600,937       $66,017,699
============================================================================================================================



                             See notes to schedule

                         CENTURY PACIFIC HOUSING FUND-I
                 NOTES TO SCHEDULE IV - MORTGAGE LOANS ON REAL
                   ESTATE OF OPERATING PARTNERSHIPS IN WHICH
                    CPHF-I HAS LIMITED PARTNERSHIP INTERESTS
                               DECEMBER 31, 1996

NOTE 1 - DESCRIPTION
         -----------

      Each Operating Partnership has invested in a Property. The Operating Partnerships assumed mortgage loan obligations from the sellers of the properties, and with the exception of two mortgages, all mortgage loan obligations are insured by the United States Department of Housing and Urban Development. All mortgages are secured by the land and buildings of the properties.

      In addition, the Operating Partnerships issued residual notes to the sellers of the properties as partial consideration. The notes bear interest at the minimum long-term federal rate as announced from time-to-time pursuant to Section 1274 of the Internal Revenue Code, provided that such rate shall not be less than 7% nor greater than 15%. The notes are secured by the land and buildings of the properties. The notes are repayable out of future cash available for distribution and unpaid principal and interest are due at maturity.

NOTE 2 - RECONCILIATION OF MORTGAGES AND RESIDUAL NOTES
         ----------------------------------------------

                                                                                        FOR THE YEAR ENDED
                                                                                         DECEMBER 31, 1996
                                                                            ----------------------------------------
                                                                                MORTGAGE                RESIDUAL
                                                                                  LOANS                   NOTES
                                                                            ----------------------------------------
Balance at December 31, 1993                                                   $46,773,768             $52,171,880
   Additions during year:
   Accrued interest                                                                     --               4,232,506
Deductions during year:
   Payments                                                                     (1,071,197)                     --
--------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1994                                                    45,702,571              56,404,386
   Additions during year:
      Accrued interest                                                                  --               4,571,877
   Deductions during year:
      Payments                                                                  (1,162,519)                     --
--------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1995                                                    44,540,052              60,976,263
   Additions during year:
      Accrued interest                                                                  --               5,041,436
   Deductions during year:
      Payments                                                                  (1,242,226)                     --
--------------------------------------------------------------------------------------------------------------------

                                                                               $43,297,826             $66,017,699
====================================================================================================================


                           [letterhead of RBG & Co.]


                          INDEPENDENT AUDITORS' REPORT

To The Partners
Coleman Manor Associates Limited
   Partnership


We have audited the accompanying balance sheet of Coleman Manor Associates Limited Partnership, Project No. 052-35464, a limited partnership, as of December 31, 1996 and the related statements of profit and loss, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coleman Manor Associates Limited Partnership of December 31, 1996 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 4, 1997 on our consideration of Coleman Manor Associates Limited Partnership's internal control structure and a report dated February 4, 1997 on its compliance with laws and regulations.

The accompanying supplementary information (shown on pages 13 to 19) is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


                                       /s/ Rubin, Brown, Gornstein & Co. LLP

February 4, 1997

                              CERTIFICATION BY CPA




I, Lawrence E. Rubin, am a CPA and have responsibility for the audit services performed in the accompanying report and I certify that these services have been performed in compliance with state law and HUD requirements.







                                        /s/ Lawrence E. Rubin CPA
                         -------------------------------------------------------
                         Signature                                          Date





Any questions related to this audit or report can be directed to:


                         Lawrence E. Rubin, CPA
                         Rubin, Brown, Gornstein & Co. LLP
                         230 S. Bemiston
                         Clayton, Missouri  63105
                         (314) 727-8150
                         Federal I.D. #43-0765316

                                    COLEMAN MANOR ASSOCIATES LIMITED PARTNERSHIP
                                            HUD PROJECT NO.:  052-35464
-------------------------------------------------------------------------------------------------------------------
                                                   BALANCE SHEET
                                                    PAGE 1 OF 2
                                                 DECEMBER 31, 1996
                                                       ASSETS
CURRENT ASSETS
   1120  Cash in bank                                                                 $   24,296
   1130  Tenants' accounts receivable (Schedule)                                               2
   1141  Accounts receivable HABC                                                            798
                                                                                     ------------
           TOTAL CURRENT ASSETS                                                                         $   25,096

DEPOSITS HELD IN TRUST - FUNDED
   1191  Tenants' security deposits                                                                          6,900

PREPAID EXPENSES
   1240  Property insurance                                                                3,665
   1250  Mortgage insurance                                                                4,219
   1270  Real estate taxes                                                                18,360
                                                                                     ------------
           TOTAL PREPAID EXPENSES                                                                           26,244

RESTRICTED DEPOSITS AND FUNDED RESERVES
   1310  Mortgage escrow deposits (Schedule)                                              18,250
   1320  Replacement reserve (Schedule)                                                   46,334
   1350  Miscellaneous escrows                                                               150
                                                                                     ------------
           TOTAL DEPOSITS                                                                                   64,734

FIXED ASSETS (NOTE 2)
   1410  Land                                                                             61,281
   1420  Buildings and improvements                                                    3,426,317
   1460  Furnishings                                                                     118,634
                                                                                     ------------
           TOTAL FIXED ASSETS (SCHEDULE)                                               3,606,232

   Less:  Accumulated depreciation                                                     1,057,940
                                                                                     ------------
                                                                                                         2,548,292

OTHER ASSETS
   1901  Mortgage costs, less accumulated
            amortization $37,793                                                         108,544
   1902  Compliance monitoring fees, less accumulated
            amortization of $24,444                                                       20,915
                                                                                     ------------
           TOTAL OTHER ASSETS                                                                              129,459
                                                                                                       ------------
TOTAL ASSETS                                                                                            $2,800,725
                                                                                                       ============


--------------------------------------------------------------------------------
See the accompanying notes to financial statements.                       Page 2

                                    COLEMAN MANOR ASSOCIATES LIMITED PARTNERSHIP
                                            HUD PROJECT NO.:  052-35464
-------------------------------------------------------------------------------------------------------------------
                                                   BALANCE SHEET
                                                    PAGE 2 OF 2
                                                 DECEMBER 31, 1996



                                                    LIABILITIES
CURRENT LIABILITIES
   2110  Accounts payable                                                       $   21,964
   2120  Accrued wages payable                                                       2,999
   2130  Accrued interest payable - mortgage                                        15,381
   2190  Management fee payable                                                      2,190
   2320  Mortgages payable - current portion                                         7,692
                                                                               ------------
           TOTAL CURRENT LIABILITIES                                                                  $   50,226

DEPOSIT AND PREPAYMENT LIABILITIES
   2191  Tenants' security deposits                                                  6,664
   2210  Rent deferred credits                                                       2,306
                                                                               ------------
           TOTAL DEPOSIT AND PREPAYMENT LIABILITIES                                                        8,970

LONG-TERM LIABILITIES
   2194  Asset and supervisory management fee payable (Note 4)                     136,404
   2320  Mortgage payable (Note 2)                                               1,444,779
           Less:  Current portion                                                   (6,351)
   2321  Second mortgage payable, net of current maturities (Note 2)               715,867
           Less:  Current portion                                                   (1,341)
   2340  Subordinate purchase money mortgage payable (Note 2)                       40,000
                                                                               ------------
           TOTAL LONG-TERM LIABILITIES                                                                 2,329,358
                                                                                                     ------------

TOTAL LIABILITIES                                                                                      2,388,554

                                                  PARTNERS' EQUITY

   3130  Partners' equity                                                                                412,171
                                                                                                     ------------
TOTAL LIABILITIES AND PARTNERS' EQUITY                                                                $2,800,725
                                                                                                     ============



--------------------------------------------------------------------------------
See the accompanying notes to financial statements.                       Page 3

                     U.S. DEPARTMENT OF HOUSING
STATEMENT OF         AND URBAN DEVELOPMENT                           [LOGO]
PROFIT AND LOSS      Office of Housing
                     Federal Housing Commissioner      OMB Approval No. 2502-0052 (exp. 1/31/95)


Public  Reporting  Burden  for this collection of information is estimated to average 1.0 hours per response, including the time for reviewing instructions, searching existing data sources, gathering and maintaining the data needed, and completing and reviewing the collection of information.  Send comments regarding this burden estimate or any other aspect of this collection of information, including suggestions for reducing this burden, to the Reports
Management Officer, Office of Information Policies and Systems, U.S. Department
of Housing and Urban Development, Washington, D.C. 20410-3600 and to the Office
of Management and Budget, Paperwork Reduction Project (2502-0052), Washington,
D.C. 20503.  Do not send this completed form to either of these addresses.
For Month/Period                                Project Number:     Project Name:
Beginning:               Ending:
January 1, 1996          December 31, 1996      052-35412           Coleman Manor Associates Limited Partnership
-------------------------------------------------------------------------------------------------------------------
  PART 1                 DESCRIPTION OF ACCOUNT                                 ACCT. NO.   AMOUNT<F*>
-------------------------------------------------------------------------------------------------------------------
                  Apartments or Member Carrying Charges (Coops)                   5120      $ 41,334
                  Tenant Assistance Payments                                      5121      $323,988
   RENTAL         Furniture and Equipment                                         5130      $
   INCOME         Stores and Commercial                                           5140      $
    5100          Garage and Parking Spaces                                       5170      $
                  Flexible Subsidy Income                                         5180      $
                  Miscellaneous (specify)                                         5190      $
                  -------------------------------------------------------------------------------------------------
                  TOTAL RENT REVENUE Potential at 100% Occupancy                                         $365,322
-------------------------------------------------------------------------------------------------------------------
                  Apartments                                                      5220      $ (3,317)
                  Furniture and Equipment                                         5230      $
  VACANCIES       Stores and Commercial                                           5240      $
    5200          Garage and Parking Spaces                                       5270      $
                  Miscellaneous (specify)                                         5290      $
                  -------------------------------------------------------------------------------------------------
                  TOTAL VACANCIES                                                                          (3,317)
                  -------------------------------------------------------------------------------------------------
                  NET RENTAL REVENUE Rent Revenue Less Vacancies                                         $362,005
-------------------------------------------------------------------------------------------------------------------
                  ELDERLY AND CONGREGATE SERVICES INCOME -- 5300
                  TOTAL SERVICE INCOME (Schedule Attached)                        5300      $            $
-------------------------------------------------------------------------------------------------------------------
                  Interest Income-Project Operations                              5410      $    949
  FINANCIAL       Income from Investments-Residual Receipts                       5430      $
   REVENUE        Income from Investments-Reserve for Replacement                 5440      $    692
    5400          Income from Investments-Miscellaneous                           5490      $
                  -------------------------------------------------------------------------------------------------
                  TOTAL FINANCIAL REVENUE                                                                $  1,641
-------------------------------------------------------------------------------------------------------------------
                  Laundry and Vending                                             5910      $  1,509
                  NSF and Late Charges                                            5920      $     25
    OTHER         Damages and Cleaning Fees                                       5930      $    600
   REVENUE        Forfeited Tenant Security Deposits                              5940      $
    5900          Other Revenue (specify)   Miscellaneous                         5990      $    741
                  -------------------------------------------------------------------------------------------------
                  TOTAL OTHER REVENUE                                                                    $  2,875
                  -------------------------------------------------------------------------------------------------
                  TOTAL REVENUE                                                                          $366,521
-------------------------------------------------------------------------------------------------------------------
                  Advertising                                                     6210      $
                  Other Administrative Expense                                    6250      $
                  Office Salaries                                                 6310      $ 15,186
                  Office Supplies                                                 6311      $  1,059
                  Office or Model Apartment Rent                                  6312      $
ADMINISTRATIVE    Management Fee                                                  6320      $ 21,339
  EXPENSES        Manager or Superintendent Salaries                              6330      $
  6200/6300       Manager or Superintendent Rent Free Unit                        6331      $  7,275
                  Legal Expenses (Project)                                        6340      $
                  Auditing Expenses (Project)                                     6350      $  5,942
                  Bookkeeping Fees/Accounting Services                            6351      $  5,700
                  Telephone and Answering Service                                 6360      $  3,930
                  Bad Debts                                                       6370      $    495
                  Miscellaneous Administrative Expenses                           6390      $  2,376
                  -------------------------------------------------------------------------------------------------
                  TOTAL ADMINISTRATIVE EXPENSES                                                          $ 63,302
-------------------------------------------------------------------------------------------------------------------
                  Fuel Oil/Coal                                                   6420      $
  UTILITIES       Electricity (Light and Misc. Power)                             6450      $  9,323
   EXPENSE        Water                                                           6451      $  1,216
    6400          Gas                                                             6452      $
                  Sewer                                                           6453      $  2,616

                  -------------------------------------------------------------------------------------------------
                  TOTAL UTILITIES EXPENSE                                                                $ 13,155
                  -------------------------------------------------------------------------------------------------
                     TOTAL EXPENSES (CARRY FORWARD TO PAGE 2)                                            $ 76,457
-------------------------------------------------------------------------------------------------------------------

<F*>  All amounts must be rounded to the nearest dollar; $.50 and      Page 1 of 2    form HUD-92410 (7/91)
      over, round up--$.49 and below, round down.                                       ref Handbook 4370.2

--------------------------------------------------------------------------------
See the accompanying notes to financial statements.                       Page 4




Project Name:  Coleman Manor Associates Limited Partnership
-------------------------------------------------------------------------------------------------------------------
                                                                              BALANCE CARRIED FORWARD    $  76,457
-------------------------------------------------------------------------------------------------------------------
                  Janitor and Cleaning Payroll                                    6510      $
                  Janitor and Cleaning Supplies                                   6515      $  1,511
                  Janitor and Cleaning Contract                                   6517      $  1,781
                  Exterminating Payroll/Contract                                  6519      $  1,998
                  Exterminating Supplies                                          6520      $
                  Garbage and Trash Removal                                       6525      $  1,980
                  Security Payroll/Contract                                       6530      $
                  Grounds Payroll                                                 6535      $
                  Grounds Supplies                                                6536      $
OPERATING AND     Grounds Contract                                                6537      $    732
 MAINTENANCE      Repairs Payroll                                                 6540      $ 24,733
  EXPENSES        Repairs Material                                                6541      $
   6500           Repairs Contract                                                6542      $ 20,189
                  Elevator Maintenance/Contract                                   6545      $  1,924
                  Heating/Cooling Repairs and Maintenance                         6546      $
                  Swimming Pool Maintenance/Contract                              6547      $
                  Snow Removal                                                    6548      $    849
                  Decorating Payroll/Contract                                     6560      $
                  Decorating Supplies                                             6561      $  1,229
                  Other                                                           6570      $    267
                  Miscellaneous Operating & Maintenance Expenses                  6590      $  1,155
                  -------------------------------------------------------------------------------------------------
                  TOTAL OPERATING & MAINTENANCE EXPENSES                                                 $  58,348
-------------------------------------------------------------------------------------------------------------------
                  Real Estate Taxes                                               6710      $ 36,720
                  Payroll Taxes (FICA)                                            6711      $  3,112
                  Miscellaneous Taxes, Licenses and Permits                       6719      $  1,340
   TAXES          Property and Liability Insurance (Hazard)                       6720      $  6,560
    AND           Fidelity Bond Insurance                                         6721      $
 INSURANCE        Workmen's Compensation                                          6722      $    766
   6700           Health Insurance & Other Employee Benefits                      6723      $  3,393
                  Other Insurance (specify)                                       6729      $
                  -------------------------------------------------------------------------------------------------
                  TOTAL TAXES AND INSURANCE                                                              $  51,891
-------------------------------------------------------------------------------------------------------------------
                  Interest on Bonds Payable                                       6810      $
                  Interest on Mortgage Payable                                    6820      $152,107
 FINANCIAL        Interest on Notes Payable (Long-Term)                           6830      $
 EXPENSES         Interest on Notes Payable (Short-Term)                          6840      $
  6800            Mortgage Insurance Premium/Service Charge                       6850      $  7,249
                  Miscellaneous Financial Expenses  (Amortization of loan
                    and credit fee costs)                                         6890      $  6,580
                  -------------------------------------------------------------------------------------------------
                  TOTAL FINANCIAL EXPENSES                                                               $ 165,936
-------------------------------------------------------------------------------------------------------------------
  ELDERLY &       Total Service Expenses--Schedule Attached                       6900                   $
 CONGREGATE       TOTAL COST OF OPERATIONS BEFORE DEPRECIATION                                           $ 352,632
  SERVICE         PROFIT (LOSS) BEFORE DEPRECIATION                                                      $  13,889
  EXPENSES        Depreciation (Total) -- 6600 (specify)                          6600                   $ 132,925
   6900           -------------------------------------------------------------------------------------------------
                  OPERATING PROFIT OR (LOSS)                                                             $(119,036)
-------------------------------------------------------------------------------------------------------------------
CORPORATE OR      Officer Salaries                                                7110      $
 MORTGAGOR        Legal Expenses (Entity)                                         7120      $
  ENTITY          Taxes (Federal-State-Entity)                                    7130-32   $
 EXPENSES         Other Expenses (Entity)      (Schedule)                         7190      $ 19,750
   7100           -------------------------------------------------------------------------------------------------
                  TOTAL CORPORATE EXPENSES                                                               $  19,750
                  -------------------------------------------------------------------------------------------------
                  NET PROFIT OR (LOSS)                                                                   $(138,786)
-------------------------------------------------------------------------------------------------------------------
WARNING:  HUD will prosecute false claims and statements.  Conviction
          may result in criminal and/or civil penalties.               (18 U.S.C. 1001, 1010, 1012; 31 U.S.C. 3729, 3802)

MISCELLANEOUS OR OTHER INCOME AND EXPENSE SUB-ACCOUNT GROUPS. If miscellaneous or other income and/or expense sub-accounts (5190, 5290, 5490, 5990, 6390, 6590, 6729, 6890 and 7190) exceed the Account Groupings by 10% or more, attach a separate schedule describing or explaining the miscellaneous income or expense.

PART II
 1.   Total principal payments REQUIRED under the mortgage, even if payments under a Workout Agreement
      are less or more than those required under the mortgage.                                               $7,077

 2.   Replacement Reserve deposits REQUIRED by the Regulatory Agreement or Amendments thereto, even if
      payments may be temporarily suspended or waived.                                                       $5,910

 3.   Replacement or Painting Reserve releases which are included as expense items on this Profit and
      Loss Statement.                                                                                        $ None

 4.   Project Improvement Reserve Releases under the Flexible Subsidy Program that are included as
      expense items on this Profit and Loss Statement.                                                       $ N/A

                                   Page 2 of 2            form HUD-92410 (7/91)


--------------------------------------------------------------------------------
See the accompanying notes to financial statements.                       Page 5

                  COLEMAN MANOR ASSOCIATES LIMITED PARTNERSHIP
                          HUD PROJECT NO.:  052-35464
--------------------------------------------------------------------------------
                  SCHEDULE OF OTHER MORTAGAGOR ENTITY EXPENSES
                      FOR THE YEAR ENDED DECEMBER 31, 1996






   Asset and supervisory management fee                           $19,750
                                                                ===========



$3,000 of the above expense was paid with project funds and $1,766 with surplus cash (see page 8).









--------------------------------------------------------------------------------
See the accompanying notes to financial statements.                      Page 5a


                  COLEMAN MANOR ASSOCIATES LIMITED PARTNERSHIP
                          HUD PROJECT NO.:  052-35464
--------------------------------------------------------------------------------
                         STATEMENT OF PARTNERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 1996






Beginning Of Year                                                   $ 550,957

Deduct
  Net loss                                                           (138,786)
                                                                  -------------
End Of Year                                                         $ 412,171
                                                                  =============





--------------------------------------------------------------------------------
See the accompanying notes to financial statements.                       Page 6


                                            COLEMAN MANOR ASSOCIATES LIMITED PARTNERSHIP
                                                    HUD PROJECT NO.:  052-35464
---------------------------------------------------------------------------------------------------------------------
                                                      STATEMENT OF CASH FLOWS
                                                            PAGE 1 OF 2
                                                FOR THE YEAR ENDED DECEMBER 31, 1996



CASH FLOWS FROM OPERATING ACTIVITIES
   Revenues:
      Rental receipts                                                             $361,917
      Interest receipts                                                              1,641
      Other receipts                                                                 2,875
                                                                                ------------
                                                                                                          $366,433
   Expenses:
      Administrative expenses                                                       40,819
      Management fees                                                               19,149
      Utilities expense                                                             12,085
      Operating and maintenance expenses                                            59,207
      Taxes - real estate                                                           36,720
      Taxes - other                                                                  3,112
      Insurance                                                                     10,129
      Interest on mortgage note                                                    151,966
      Mortgage insurance                                                             7,233
                                                                                ------------
                                                                                                           340,420
                                                                                                        ------------
                                                                                                            26,013
   Other:
      Tenants' security deposits - funded                                              (31)
      Tenants' security deposits                                                      (205)
                                                                                ------------
                                                                                                              (236)
                                                                                                        ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                                   25,777

CASH FLOWS FROM INVESTING ACTIVITIES
   Payments for additions to furnishings                                            (6,600)
   Increase in replacement reserve                                                  (6,642)
   Increase in mortgage escrow deposits                                             (1,363)
                                                                                ------------
NET CASH USED IN INVESTING ACTIVITIES                                                                      (14,605)

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments on mortgage payable                                           (7,077)
   Net entity applications (Schedule)                                               (4,766)
                                                                                ------------
NET CASH USED IN FINANCIAL ACTIVITIES                                                                      (11,843)
                                                                                                        ------------

NET DECREASE IN CASH                                                                                          (671)

CASH - BEGINNING OF YEAR                                                                                    24,967
                                                                                                        ------------

CASH - END OF YEAR                                                                                        $ 24,296
                                                                                                        ============



--------------------------------------------------------------------------------
See the accompanying notes to financial statements.                       Page 7

                           COLEMAN MANOR ASSOCIATES LIMITED PARTNERSHIP
                                   HUD PROJECT NO.:  052-35464
--------------------------------------------------------------------------------------------------
                                     STATEMENT OF CASH FLOWS
                                           PAGE 2 OF 2
                               FOR THE YEAR ENDED DECEMBER 31, 1996





RECONCILIATION OF NET LOSS TO NET CASH PROVIDED
   BY OPERATING ACTIVITIES
      Net loss                                                                         $(138,786)
      Adjustments to reconcile net loss to net cash
         provided by operating activities:
            Depreciation and amortization                                                139,505
            Other entity expenses                                                         19,750
            Change in assets and liabilities:
               Increase in accounts receivable                                                (8)
               Decrease in prepaid expenses                                                1,946
               Increase in tenants' security deposits - funded                              (205)
               Increase in accounts payable and accrued expenses                           3,686
               Decrease in tenants' security deposits                                        (31)
               Decrease in prepaid rents                                                     (80)
                                                                                     -------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                              $  25,777
                                                                                     =============

                             SCHEDULE OF ENTITY APPLICATIONS OF FUNDS


   Asset and supervisory management fee                                                $   4,766
                                                                                     =============




--------------------------------------------------------------------------------
See the accompanying notes to financial statements.                       Page 8

                  COLEMAN MANOR ASSOCIATES LIMITED PARTNERSHIP
                          HUD PROJECT NO.:  052-35464
--------------------------------------------------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The Partnership was formed as a limited partnership under the laws of the State of Maryland on May 16, 1988, for the purpose of acquiring .723 acres of land in Baltimore City, Maryland, for the purpose of constructing and operating a rental housing project under Section 221(d)(4) of the National Housing Act. The project consists of 50 one-bedroom units designated for the elderly. Cash distributions are limited by agreements between the Partnership and HUD to the extent of "surplus cash" as defined by HUD. There was no "surplus cash" as of December 31, 1996.

      The following significant accounting policies have been followed in the preparation of the financial statements:

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

            Rental property is carried at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using accelerated methods.

            The replacement reserve can only be used for improvements to buildings upon prior approval of HUD.

            Deferred loan costs consist of fees for obtaining the HUD insured mortgage loan and are being amortized using the straight-line method over the life of the mortgage loan.

            The low income credit application fee and the low income credit compliance fee are being amortized over 15 years, the term of the credit compliance period.

      Income or loss of the Partnership is allocated 2% to the general partners and 98% to the limited partners. No income tax provision has been included in the financial statements since income or loss of the Partnership is required to be reported by the partners on their respective income tax returns.


--------------------------------------------------------------------------------
                                                                          Page 9

COLEMAN MANOR ASSOCIATES LIMITED
  PARTNERSHIP
--------------------------------------------------------------------------------
Notes To Financial Statements (Continued)

2.    MORTGAGES PAYABLE

      Permanent financing of the project has been provided by three mortgages. The related notes are nonrecourse and are secured by the Partnership's real estate.

      The first mortgage is insured by the Federal Housing Administration
      (FHA) and collateralized by a deed of trust on the rental property. The mortgage bears interest at the rate of 10%. Principal and interest are payable by the Partnership in monthly installments of $12,545 through maturity in July 2029.

      Under agreements with the mortgage lender and FHA, the Partnership is required to make monthly escrow deposits for taxes, insurance and replacement of project assets, and is subject to restrictions as to operating policies, rental charges, operating expenditures and distributions to partners.

      The liability of the Partnership under the mortgage note is limited to the underlying value of the real estate collateral plus other amounts deposited with the lender.

      SUBORDINATED MORTGAGE PAYABLE

      The second mortgage, a variable interest loan through Community Development Administration (CDA) of Maryland, is serviced by Bogman, Inc. The note matures on July 1, 2029 and is payable as follows:

      1. Beginning August 1, 1990, fifteen annual payments of $8,500 are due, which includes interest at 1% per annum.

      2. Beginning August 1, 2005, annual payments are due including interest at 10%, in an amount sufficient to amortize the principal balance over the remaining term of the loan.

      SUBORDINATED PURCHASE MONEY MORTGAGE PAYABLE

      This mortgage is with the Mayor and City Council of Baltimore and is non-interest bearing. The full balance is due on September 1, 2029.


--------------------------------------------------------------------------------
                                                                         Page 10

COLEMAN MANOR ASSOCIATES LIMITED
  PARTNERSHIP
--------------------------------------------------------------------------------
Notes To Financial Statements (Continued)


      Aggregate maturities of the mortgages payable for the five years following December 31, 1996 are as follows:

                  YEAR                             AMOUNT
                  -----------------------------------------
                  1997                         $    7,692
                  1998                              8,372
                  1999                              9,119
                  2000                              9,945
                  2001                             10,855
                  Thereafter                    2,154,663
                  -----------------------------------------

                                               $2,200,646
                  =========================================

3.    STATEMENT OF CASH FLOWS

      Accounting policy: The Partnership considers all temporary cash investments as cash equivalents. These temporary cash investments are securities held for cash management purposes, having maturities of three months or less.

      Noncash transactions: The Partnership purchased additional furnishings amounting to $25,580. Of this amount, $18,980 is included in accounts payable as of December 31, 1996.


4.    RELATED PARTY TRANSACTIONS

      ASSET AND SUPERVISORY MANAGEMENT FEE

      The project has a management agreement with the supervising general partner which requires a fee of $19,750 annually. The first portion of the fee ($3,000) is to be paid out of operations. The second portion ($5,000) is to be paid out of surplus cash (as defined by HUD). The remaining balance and any unpaid portions of the above may be paid out of capital transactions. As of December 31, 1996, $136,404 of this fee remains unpaid.

INCENTIVE MANAGEMENT FEE

      The project has an incentive management agreement with the managing general partner. The fee is to be equal to 60% of surplus cash (as defined by HUD) net of the second portion ($5,000) of the asset and supervisory management fee. There were no fees charged nor payments made related to this fee in 1996.


--------------------------------------------------------------------------------
                                                                         Page 11

COLEMAN MANOR ASSOCIATES LIMITED
  PARTNERSHIP
--------------------------------------------------------------------------------
Notes To Financial Statements (Continued)

      MANAGEMENT FEE

      The property is managed by Mt. Washington Management Group, Inc., an affiliate of the general partner, pursuant to a management agreement approved by HUD. The current management agreement provides for a management fee of 6% of monthly rental collections. Management fees charged to operations amounted to $21,339.

      BOOKKEEPING FEE

      The property paid Mt. Washington Management Group, Inc. a bookkeeping fee which amounted to $5,700 in 1996.


5.    COMMITMENTS

      The Partnership has entered into regulatory agreements with HUD which regulate, among other things, the rents which may be charged for apartment units in the project, prohibit the sale of the project without HUD consent, limit the annual distribution of cash flow to the partners and otherwise regulate the relationship between the Partnership and HUD.

      Upon acquisition of the project, the Partnership assumed a Section 8 loan management set-aside (HAP) contract with the Department of Housing and Urban Development to make housing assistance payments on behalf of qualified tenants. The original date of the contract was December 1, 1982 and the original term was fifteen years. The Partnership cannot sell or otherwise substantially liquidate its assets during each period that the agreement for housing assistance program with HUD is in existence without their prior approval.





--------------------------------------------------------------------------------
                                                                         Page 12

                  COLEMAN MANOR ASSOCIATES LIMITED PARTNERSHIP
                          HUD PROJECT NO.:  052-35464
--------------------------------------------------------------------------------
                        SUPPORTING DATA REQUIRED BY HUD
                               DECEMBER 31, 1996


ACCOUNTS AND NOTES RECEIVABLE (OTHER THAN FROM REGULAR TENANTS)

           NAME OF                       ORIGINAL           INTEREST                       ORIGINAL        BALANCE
          BORROWER                         DATE               RATE             TERMS        AMOUNT           DUE
      --------------------------------------------------------------------------------------------------------------
      Housing Authority
        Baltimore City                     12/96              None              1/97         $798           $798
                                                                                         ===========================


DELINQUENT TENANTS' ACCOUNTS RECEIVABLE

                                                      NUMBER OF           AMOUNT
                                                       TENANTS           PAST DUE
                                                    -------------------------------
            Delinquent 30 days                             1                $2
            Delinquent 31 - 60 days                       --                --
            Delinquent 61 - 90 days                       --                --
            Delinquent over 90 days                       --                --
                                                                       ------------

                                                                            $2
                                                                       ============

MORTGAGE ESCROW DEPOSITS

Estimated amount required for future payment of:

            Real estate taxes                                  $15,300
            Property insurance                                     772
            Mortgage insurance                                   2,412
                                                             -----------
                  Total                                         18,484

            Amount of estimated requirements in
               excess of amount on deposit                        (234)
                                                             -----------

                  Total confirmed by mortgagee                 $18,250
                                                             ===========

TENANTS' SECURITY DEPOSITS

Tenants' security deposits in the amount of $6,664 are held in a separate bank account in the name of the Project.


--------------------------------------------------------------------------------
                                                                         Page 13

                  COLEMAN MANOR ASSOCIATES LIMITED PARTNERSHIP
                          HUD PROJECT NO.:  052-35464
--------------------------------------------------------------------------------
                  SUPPORTING DATA REQUIRED BY HUD (CONTINUED)
                               DECEMBER 31, 1996

REPLACEMENT RESERVE

In accordance with the provisions of the regulatory agreement, restricted cash is held by Huntoon-Paige to be used for replacement of property with the approval of HUD as follows:

            Balance - January 1, 1996                          $39,732
            Monthly deposits ($492.50 x 12)                      5,910
            Interest income                                        692
                                                             -----------
            Balance - December 31, 1996 - confirmed
               by mortgagee                                    $46,334
                                                             ===========

ACCOUNTS PAYABLE (OTHER THAN TRADE CREDITORS)

            Payable within 30 days
            Payable within 31 - 60 days
            Payable in more than 60 days                          None

Detail of payable due in more than 60 days:

                                        DATE                         ORIGINAL          AMOUNT
    CREDITOR           PURPOSE        INCURRED          TERMS         AMOUNT            DUE
-----------------------------------------------------------------------------------------------
                                              None

ACCRUED TAXES (ACCOUNT 2150)

    DESCRIPTION          BASIS            PERIOD            DATE         AMOUNT
       OF TAX         FOR ACCRUAL         COVERED            DUE        ACCRUED
---------------------------------------------------------------------------------
                                                None

LOANS AND NOTES PAYABLE (OTHER THAN THE INSURED MORTGAGE)

                                            DATE       INTEREST                               ORIGINAL           AMOUNT
  CREDITOR        COLLATERAL              INCURRED       RATE                TERMS             AMOUNT             DUE
--------------------------------------------------------------------------------------------------------------------------
CDA             Second lien on              1988      8/90-7/05 1%        Due 7/1/29          $847,600          $715,867
                      property                       8/05-7/29 10%

City of          Third lien on              1988      non-interest        Due 9/1/29            40,000            40,000
  Baltimore           property                             bearing



--------------------------------------------------------------------------------
                                                                         Page 14

                  COLEMAN MANOR ASSOCIATES LIMITED PARTNERSHIP
                          HUD PROJECT NO.:  052-35464
--------------------------------------------------------------------------------
                  SUPPORTING DATA REQUIRED BY HUD (CONTINUED)
                               DECEMBER 31, 1996







COMPENSATION OF PARTNERS

                                              TIME                                               EXPENSES
     NAME OF               OFFICIAL        DEVOTED TO          INTEREST         AMOUNT OF           AND
    RECIPIENT               TITLE           BUSINESS            OWNED         COMPENSATION       ALLOWANCE
------------------------------------------------------------------------------------------------------------
Century Pacific            General
  Realty Corp.             Partner             10%              .010%             $4,766            None


UNAUTHORIZED DISTRIBUTIONS OF PROJECT INCOME

        DESCRIPTION                DATE PAID                  AMOUNT
---------------------------------------------------------------------------
                                     None

NON-REVENUE PRODUCING UNITS

            TENANT NAME                                   TITLE
        ----------------------------------------------------------------
          Eldamae Ingram                              Property Manager



--------------------------------------------------------------------------------
                                                                         Page 15


COMPUTATION OF SURPLUS CASH,                        U.S. DEPARTMENT OF HOUSING
DISTRIBUTIONS AND RESIDUAL                          AND URBAN DEVELOPMENT
RECEIPTS                                            Office of Housing
                                                    Federal Housing Commissioner


--------------------------------------------------------------------------------------------------------------------------------
PROJECT NAME                                       FISCAL PERIOD ENDED:                   PROJECT NUMBER
   Coleman Manor Associates Limited Partnership           12/31/96                               052-35464
                                                          --------
--------------------------------------------------------------------------------------------------------------------------------
PART A - COMPUTE SURPLUS CASH
--------------------------------------------------------------------------------------------------------------------------------
CASH

 1.     Cash (Accounts 1110, 1120, 1191, 1192)                                         $     31,196

 2.     Tenant subsidy vouchers due for period covered by financial statement          $        798

 3.     Other (describe)                                                               $
--------------------------------------------------------------------------------------------------------------------------------

        (a)  TOTAL CASH (Add Lines 1, 2, and 3)                                                                  $      31,994
--------------------------------------------------------------------------------------------------------------------------------
CURRENT OBLIGATIONS
--------------------------------------------------------------------------------------------------------------------------------
 4.     Accrued mortgage interest payable                                              $     15,381

 5.     Delinquent mortgage principal payments                                         $

 6.     Delinquent deposits to reserve for replacements                                $

 7.     Accounts payable (due within 30 days)                                          $     21,964

 8.     Loans and notes payable (due within 30 days)                                   $

 9.     Deficient Tax Insurance or MIP Escrow Deposits                                 $        234

10.     Accrued expenses (not escrowed)                                                $      5,189

11.     Prepaid Rents (Account 2210)                                                   $      2,306

12.     Tenant security deposits liability (Account 2191)                              $      6,664

13.     Other (Describe)                                                               $
--------------------------------------------------------------------------------------------------------------------------------

        (b)  LESS TOTAL CURRENT OBLIGATIONS (Add Lines 4 through 13)                                             $      51,738
--------------------------------------------------------------------------------------------------------------------------------

        (c)  SURPLUS CASH (DEFICIENCY) [Line (a) minus Line (b)]                                                 $     (19,744)
--------------------------------------------------------------------------------------------------------------------------------
PART B - COMPUTE DISTRIBUTIONS TO OWNERS AND REQUIRED DEPOSIT TO RESIDUAL RECEIPTS
--------------------------------------------------------------------------------------------------------------------------------
1.      Surplus Cash                                                                                             $        None
--------------------------------------------------------------------------------------------------------------------------------
LIMITED DIVIDEND PROJECTS
--------------------------------------------------------------------------------------------------------------------------------

 2a.    Annual Distribution Earned During Fiscal Period Covered by the Statement       $

 2b.    Distribution Accrued and Unpaid as of the End of the Prior Fiscal Period       $

 2c.    Distributions Paid During Fiscal Period Covered by Statement                   $

 3.     Amount to be Carried on Balance Sheet as Distribution Earned but Unpaid
        (Line 2a plus 2b minus 2c)                                                     $
--------------------------------------------------------------------------------------------------------------------------------
 4.     Amount Available for Distribution During Next Fiscal Period                                              $        None
--------------------------------------------------------------------------------------------------------------------------------
 5.     Deposit Due Residual Receipts (Must be deposited with Mortgagee within 60 days after Fiscal Period ends) $
--------------------------------------------------------------------------------------------------------------------------------
                        PREPARED BY                                                  REVIEWED BY
--------------------------------------------------------------------------------------------------------------------------------
Loan Technician                       Date                    Loan Servicer                            Date

--------------------------------------------------------------------------------------------------------------------------------
                                                            Page 1 of 2                                HUD-93486 (8-95)


--------------------------------------------------------------------------------
                                                                         Page 16

                                            COLEMAN MANOR ASSOCIATES LIMITED PARTNERSHIP
                                                    HUD PROJECT NO.:  052-35464
------------------------------------------------------------------------------------------------------------------------------------
                                            SUPPORTING DATA REQUIRED BY HUD (CONTINUED)
                                                         DECEMBER 31, 1996


                                                  CHANGES IN FIXED ASSET ACCOUNTS


                                     ASSETS                                     ACCUMULATED DEPRECIATION
               ---------------------------------------------------  -----------------------------------------------             NET
                   BALANCE                                 BALANCE     BALANCE                             BALANCE       BOOK VALUE
                JANUARY 1,                            DECEMBER 31,  JANUARY 1,    CURRENT             DECEMBER 31,     DECEMBER 31,
                      1996   ADDITIONS   DEDUCTIONS           1996        1996 PROVISIONS  DEDUCTIONS         1996             1996
               ---------------------------------------------------  ----------------------------------------------------------------
Land            $   61,281     $    --    $      --     $   61,281    $     --   $     --      $   --   $       --       $   61,281

Building and
 improvements    3,426,317          --           --      3,426,317     834,118    130,633          --      964,751        2,461,566

Furnishings         93,054      25,580           --        118,634      90,897      2,292          --       93,189           25,445
------------------------------------------------------------------------------------------------------------------------------------

      TOTAL     $3,580,652     $25,580    $      --     $3,606,232    $925,015   $132,925      $   --   $1,057,940       $2,548,292
====================================================================================================================================



--------------------------------------------------------------------------------
                                                                         Page 17

                                COLEMAN MANOR ASSOCIATES LIMITED PARTNERSHIP
                                        HUD PROJECT NO.:  052-35464
--------------------------------------------------------------------------------
                                SUPPORTING DATA REQUIRED BY HUD (CONTINUED)



                          FUNDS IN FINANCIAL INSTITUTIONS AS OF DECEMBER 31, 1996

A.    FUNDS HELD BY MORTGAGOR, OPERATING ACCOUNT<F1>
      1.   First National Bank of Maryland, checking                                                 $ 1,262
      2.   First National Bank of Maryland, money market, 3.0%                                        23,535
                                                                                                  ------------
              Operating Account, Sub-Total                                                            24,797

B.    FUNDS HELD BY MORTGAGOR IN TRUST, TENANT SECURITY DEPOSITS<F1>
           First National Bank of Maryland, money market, 2.8%                                         6,900
                                                                                                  ------------

      FUNDS HELD BY MORTGAGOR, TOTAL                                                                  31,697
                                                                                                  ------------

C.    FUNDS HELD BY MORTGAGEE, (IN TRUST)<F2>
      1.   Mortgage escrow deposits, WMF/Huntoon, Paige Associates,
              checking                                                                                18,250
                                                                                                  ------------
      2.   Reserve for replacements
           a. WMF/Huntoon, Paige Associates, certificate of deposit
                 matures November 1997, 4.9%                                                          14,000
           b. WMF/Huntoon Paige Associates, checking                                                  32,334
                                                                                                  ------------
                 Reserve Fund For Replacements, Sub-Total                                             46,334
                                                                                                  ------------
           3. Miscellaneous escrows, checking                                                            150
                                                                                                  ------------

            FUNDS HELD BY MORTGAGEE                                                                   64,734
                                                                                                  ------------

TOTAL FUNDS IN FINANCIAL INSTITUTIONS                                                                $96,431
                                                                                                  ============

<F1> Confirmed by First National Bank of Maryland, January 31, 1997.
<F2> Confirmed by WMF/Huntoon, Paige Associates, January 30, 1997.



--------------------------------------------------------------------------------
                                                                         Page 18

                       COLEMAN MANOR ASSOCIATES LIMITED PARTNERSHIP
                               HUD PROJECT NO.:  052-35464
-------------------------------------------------------------------------------
                       SUPPORTING DATA REQUIRED BY HUD (CONTINUED)


                 LISTING OF IDENTITY OF INTEREST COMPANIES AND ACTIVITIES
                             DOING BUSINESS WITH OWNER/AGENT
                           FOR THE YEAR ENDED DECEMBER 31, 1996





                                                                                   AMOUNT
COMPANY NAME                                    TYPE OF SERVICE                   RECEIVED
--------------------------------------------------------------------------------------------
Mt. Washington Management Group, Inc.           Management agent                   $19,149

Mt. Washington Management Group, Inc.           Bookkeeper/computer fees             5,700
                                                                               -------------
                                                                                   $24,849
                                                                               =============







--------------------------------------------------------------------------------
                                                                         Page 19

                           [letterhead of RBG & Co.]


         INDEPENDENT AUDITORS' REPORT ON THE INTERNAL CONTROL STRUCTURE

To The Partners
Coleman Manor Associates Limited
  Partnership


We have audited the financial statements of Coleman Manor Associates Limited Partnership as of and for the year ended December 31, 1996, and have issued our report thereon dated February 4, 1997. We have also audited Coleman Manor Associates Limited Partnership's compliance with requirements applicable to HUD-assisted programs and have issued our reports thereon dated February 4, 1997.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide") issued by the U.S. Department of Housing and Urban Development, Office of the Inspector General in July 1993. Those standards and the Guide require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and about whether Coleman Manor Associates Limited Partnership complied with laws and regulations, noncompliance with which would be material to a major HUD-assisted program.

The management of Coleman Manor Associates Limited Partnership is responsible for establishing and maintaining an internal control structure. In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of internal control structure policies and procedures. The objectives of an internal control structure are to provide management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition and that transactions are executed in accordance with management authorization and recorded properly to permit the preparation of financial statements in accordance with generally accepted accounting principles and that HUD-assisted programs are managed in compliance with applicable laws and regulations. Because of inherent limitations in any internal control structure, errors, irregularities or instances of noncompliance may nevertheless occur and not be detected. Also, projection of any evaluation of the structure to future periods is subject to the risk that procedures may become inadequate because of changes in conditions or that the effectiveness of the design and operation of policies and procedures may deteriorate.



--------------------------------------------------------------------------------
                                                                         Page 20

To The Partners
Coleman Manor Associates Limited
  Partnership
--------------------------------------------------------------------------------



In planning and performing our audits, we obtained an understanding of the design of relevant internal control structure policies and procedures and determined whether they had been placed in operation, and we assessed control risk in order to determine our auditing procedures for the purpose of expressing our opinions on the financial statements of Coleman Manor Associates Limited Partnership and on its compliance with specific requirements applicable to its major HUD-assisted programs and to report on the internal control structure in accordance with the provisions of the Guide and not to provide any assurance on the internal control structure.

For the purpose of this report, we have classified the significant internal control structure policies and procedures in the following categories:

            ACCOUNTING APPLICATIONS
            *   Cash receipts/Revenue
            *   Purchases/Cash disbursements
            *   General ledger
            *   External financial reporting

           COMPLIANCE REQUIREMENTS
            *   Federal financial reports
            *   Affirmative fair housing
            *   Mortgage status
            *   Replacement reserve
            *   Security deposits
            *   Cash receipts
            *   Cash disbursements
            *   Tenant application, eligibility and recertification
            *   Management functions

We performed tests of controls, as required by the Guide, to evaluate the effectiveness of the design and operation of internal control structure policies and procedures that we considered relevant to preventing or detecting material noncompliance with specific requirements applicable to Coleman Manor Associates Limited Partnership's major HUD-assisted programs. Our procedures were less in scope than would be necessary to render an opinion on such internal control structure policies and procedures. Accordingly, we do not express such an opinion.


--------------------------------------------------------------------------------
                                                                         Page 21

To The Partners
Coleman Manor Associates Limited
  Partnership
--------------------------------------------------------------------------------


Our consideration of the internal control structure policies and procedures used in administering federal financial assistance would not necessarily disclose all matters in the internal control structure that might constitute material weaknesses under standards established by the American Institute of Certified Public Accountants. A material weakness is a condition in which the design or operation of one or more of the internal control structure elements does not reduce to a relatively low level the risk that noncompliance with laws and regulations that would be material to a HUD-assisted program may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. We noted no matters involving the internal control structure and its operations that we consider to be material weaknesses as defined above.

This report is intended for the information of management and the Department of Housing and Urban Development. However, this report is a matter of public record and its distribution is not limited.


                                       /s/ Rubin, Brown, Gornstein & Co. LLP

February 4, 1997





--------------------------------------------------------------------------------
                                                                         Page 22

                           [letterhead of RBG & Co.]


                   INDEPENDENT AUDITORS' REPORT ON COMPLIANCE
                  WITH LAWS AND REGULATIONS APPLICABLE TO THE
                           BASIC FINANCIAL STATEMENTS

To The Partners
Coleman Manor Associates Limited
  Partnership


We have audited the financial statements of Coleman Manor Associates Limited Partnership as of and for the year ended December 31, 1996, and have issued our report thereon dated February 4, 1997.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.

Compliance with laws, regulations, contracts and grants applicable to Coleman Manor Associates Limited Partnership is the responsibility of Coleman Manor Associates Limited Partnership's management. As part of obtaining reasonable assurance about whether the financial statements are free of material misstatement, we performed tests of Coleman Manor Associates Limited Partnership's compliance with certain provisions of laws, regulations, and contracts. However, the objective of our audit of the financial statements was not to provide an opinion on overall compliance with such provisions. Accordingly, we do not express such an opinion.

The results of our tests disclosed no instances of noncompliance that are required to be reported herein under Government Auditing Standards.

This report is intended for the information of management and the Department of Housing and Urban Development. However, this report is a matter of public record and its distribution is not limited.

                                       /s/ Rubin, Brown, Gornstein & Co. LLP

February 4, 1997





--------------------------------------------------------------------------------
                                                                         Page 23

                           [letterhead of RBG & Co.]


                INDEPENDENT AUDITORS' REPORT ON COMPLIANCE WITH
             SPECIFIC REQUIREMENTS APPLICABLE TO MAJOR HUD PROGRAMS

To The Partners
Coleman Manor Associates Limited
  Partnership


We have audited the financial statements of Coleman Manor Associates Limited Partnership as of and for the year ended December 31, 1996 and have issued our report thereon dated February 4, 1997. We have also audited Coleman Manor Associates Limited Partnership's compliance with the specific program requirements governing federal financial reports, mortgage status, replacement reserve, security deposits, cash receipts and disbursements, tenant application, eligibility and recertification and management functions that are applicable to each of its major HUD-assisted programs for the year ended December 31, 1996. The management of Coleman Manor Associates Limited Partnership is responsible for compliance with those requirements. Our responsibility is to express an opinion on compliance with those requirements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide") issued by the U.S. Department of Housing and Urban Development, Office of Inspector General in July 1993. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether material noncompliance with the requirements referred to above occurred. An audit includes examining, on a test basis, evidence about Coleman Manor Associates Limited Partnership's compliance with those requirements. We believe that our audit provides a reasonable basis for our opinion.

The results of our audit procedures disclosed immaterial instances of noncompliance with the requirements referred to above, which are described in the accompanying Schedule of Findings and Questioned Costs. We considered these instances of noncompliance in forming our opinion on compliance, which is expressed in the following paragraph.




--------------------------------------------------------------------------------
                                                                         Page 24

To The Partners
Coleman Manor Associates Limited
  Partnership
--------------------------------------------------------------------------------



In our opinion, Coleman Manor Associates Limited Partnership complied, in all material respects, with the requirements described above that are applicable to each of its HUD-assisted programs for the year ended December 31, 1996.

This report is intended for the information of management and the Department of Housing and Urban Development. However, this report is a matter of public record and its distribution is not limited.

                                       /s/ Rubin, Brown, Gornstein & Co. LLP


February 4, 1997





--------------------------------------------------------------------------------
                                                                         Page 25

                           [letterhead of RBG & Co.]

            INDEPENDENT AUDITORS' REPORT ON COMPLIANCE WITH SPECIFIC
              REQUIREMENTS APPLICABLE TO AFFIRMATIVE FAIR HOUSING



To The Partners
Coleman Manor Associates Limited
  Partnership


We have audited the financial statements of Coleman Manor Associates Limited Partnership as of and for the year ended December 31, 1996, and have issued our report thereon dated February 4, 1997.

We have applied procedures to test Coleman Manor Associates Limited Partnership's compliance with the Affirmative Fair Housing requirements applicable to its HUD-assisted programs, for the year ended December 31, 1996.

Our procedures were limited to the applicable compliance requirements described in the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, Office of Inspector General in July 1993. Our procedures were substantially less in scope than an audit, the objective of which would be the expression of an opinion on Coleman Manor Associates Limited Partnership's compliance with the Affirmative Fair Housing requirements. Accordingly, we do not express such an opinion.

The results of our tests disclosed no instances of noncompliance that are required to be reported herein under the Guide. With respect to items not tested, nothing came to our attention that caused us to believe that Coleman Manor Associates Limited Partnership had not complied, in all material respects, with those requirements.

This report is intended for the information of management and the Department of Housing and Urban Development. However, this report is a matter of public record and its distribution is not limited.


                                       /s/ Rubin, Brown, Gornstein & Co. LLP

February 4, 1997


--------------------------------------------------------------------------------
                                                                         Page 26

                   SCHEDULE OF FINDINGS AND QUESTIONED COSTS





1.    MANAGEMENT FEES

      STATEMENT OF CONDITION

      Management was unable to provide a copy of the most current management agreement and/or "Identity of Interest Statement" stating the current management fees being charged.

      CRITERIA

      HUD requires an approved "Identity of Interest Statement" reflecting current management fees.

      EFFECT

      Management is not in compliance with HUD regulations.

      RECOMMENDATION

      It is our understanding that HUD cannot provide a copy of the management agreement. Furthermore, management has sent HUD a proposed new management agreement to which HUD has not yet responded. We recommend that management continue its efforts to obtain an executed management agreement with HUD.


--------------------------------------------------------------------------------
                                                                         Page 27

                            CERTIFICATE OF PARTNERS




We hereby certify that we have examined the accompanying financial statements and supplemental data of Coleman Manor Associates Limited Partnership and, to the best of our knowledge and belief, the same is complete and accurate.





                                    General Partner
                                    Century Pacific Realty Corporation




                                      /s/ Irwin Deutch
                                    -------------------------------------------
                                    Signature                              Date






                                                   52-1565644
                                    -------------------------------------------
                                    Partnership Federal Identification Number




--------------------------------------------------------------------------------
                                                                         Page 28

                        MANAGEMENT AGENT'S CERTIFICATION









We hereby certify that we have examined the accompanying financial statements and supplemental data of Coleman Manor Associates Limited Partnership and, to the best of our knowledge and belief, the same is complete and accurate.





                                    Managing Agent
                                    Mt. Washington Management Group, Inc.



                                       /s/ Jim Ginsburg
                                    -----------------------------------------
                                    Signature                            Date








--------------------------------------------------------------------------------
                                                                         Page 29