Form 10-Q
period 1997-09-30
CENTURY PACIFIC HOUSING FUND I
filed 1997-11-18
CIK 809034

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                         FORM 10-Q

Quarter Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

             For the Quarter ended September 30, 1997

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