Form 10-K405
period 1998-03-31
CENTURY PACIFIC HOUSING FUND I
filed 1998-07-24
CIK 809034

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                [X] Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1998

                                       OR

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

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

                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (X).

No documents are incorporated into the text by reference.

                [  ]  Yes                             [X ]  No

                      Exhibit Index is located on Page 16.

Registrant's Prospectus dated April 15, 1987, as amended (the "Prospectus") and the Registrant's Supplement No. 3 dated December 21, 1988 to Prospectus dated April 15, 1987 ("Supplement No. 3") but only to the extent expressly incorporated by reference in Parts I through IV hereof. Capitalized terms, which are not defined herein, have the same meaning as in the Prospectus.

                             TABLE OF CONTENTS

PART I

ITEM 1.   BUSINESS............................................................3

ITEM 2.   PROPERTIES..........................................................5

ITEM 3.   LEGAL PROCEEDINGS...................................................8

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................8

PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS...................9

ITEM 6.   SELECTED FINANCIAL DATA.............................................9

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
          AND RESULTS OF OPERATIONS..........................................10

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................12

ITEM 9.   CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE...........................................12

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE COMPENSATION OF THE REGISTRANT.............13

ITEM 11.  EXECUTIVE COMPENSATION.............................................14

ITEM 12.  PARTNERSHIP INTEREST OWNERSHIP OF CERTAIN BENEFCIAL
          OWNERS AND MANAGEMENT..............................................14

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................14

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K....15

EXHIBIT INDEX................................................................16

SIGNATURES...................................................................17

                                     PART I

ITEM 1. BUSINESS

Century Pacific Housing Fund-I (the "Partnership") was formed on October 6, 1986 as a limited partnership under the laws of the State of California to invest in multi-family housing developments. The Partnership's business is to invest primarily in other limited partnerships ("Operating Partnerships") that are organized for the purpose of either constructing or acquiring and operating existing affordable multi-family rental apartments that are eligible for the Low-Income Housing Tax Credit, or to a lesser extent, the Rehabilitation Tax Credit, both enacted by the Tax Reform Act of 1986 (sometimes referred to as "Credits" or "Tax Credits"). The Partnership invested in 21 properties (the "Properties"). Each of the Properties qualifies for the Low-Income Housing Tax Credit, and one property, a historic structure, qualifies for the Rehabilitation Tax Credit. All of these Properties receive one or more forms of assistance from federal, state or local governments. A summary of the Partnership's objectives and a summary of the Tax Credits are provided in the Prospectus under "Investment Objectives and Policies" and "Federal Income Tax Aspects" on pages 45 and 79, respectively, and are incorporated herein by reference.

In order to stimulate private investment in low and moderate income housing of the types in which the Partnership has invested, the federal government has provided investors with significant ownership incentives intended to reduce the risks and provide investors/owners with certain tax benefits, limited cash distributions and the possibility of long-term capital gains. The ownership incentives include interest subsidies, rent subsidies, mortgage insurance and other measures. Long-term investments in real estate limit the ability of the Partnership to vary its portfolio in response to changing economic, financial and investment conditions, and such investments are subject to changes in economic circumstances and housing patterns, rising operating costs and vacancies, rent controls and collection difficulties, costs and availability of energy, as well as other factors which normally affect real estate values. In addition, these properties usually are rent restricted and are subject to government agency programs, which may or may not require prior consent to transfer ownership.

The Partnership acquired the Properties by investing as the limited partner in Operating Partnerships, which own the Properties. As a limited partner, the Partnership's liability for obligations of the Operating Partnerships is limited to its investment. The Partnership made capital contributions to the Operating Partnerships in amounts sufficient to pay the Operating Partnerships' expenses and to reimburse the general partners for their costs incurred in forming the Operating Partnerships, if any, and acquiring the Properties. For each acquisition, this typically included a cash down payment (in one or more installments), acceptance of the property's mortgage indebtedness, and execution of a Purchase Money Note in favor of the seller of the property. For a summary of the acquisition financing activities for each property, see the financial information contained under ITEM 2.

The Partnership's primary objective is to provide Low-Income Housing Tax credits to limited partners generally over a 10-year period. Each of the Partnership's Operating Partnerships has been allocated by the relevant state tax credit agency an amount of the Low-Income Housing Tax Credit for 10 years from the date the property is placed-in-service. The required holding period of the Properties is 15 years (the "Compliance Period"). The Properties must satisfy rent restrictions, tenant income limitations and other requirements (the "Low-Income Housing Tax Credit Requirements") in order to maintain eligibility for recognition of the Low-Income Housing Tax Credit at all times during the Compliance Period. Once an Operating Partnership has become eligible for the Low-Income Housing Tax Credit, it may lose such eligibility and suffer an event of recapture if its property fails to remain in compliance with the Low-Income Housing Tax Credit Requirements. To date, none of the Operating Partnerships have suffered an event of recapture of the Low-Income Housing Tax Credit.

Nineteen of the twenty-one Operating Partnerships receives rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"). The subsidy agreements expire at various times during and after the 15-year compliance period of the Operating Partnerships. The United States Department of Housing and Urban Development ("HUD") has issued a notice implementing provisions to renew Section 8 contracts expiring during HUD's fiscal year 1997, where requested by an owner, for an additional one year term at current rent levels. As of June 16, 1998, eleven of the Operating Partnerships' Section 8 contracts are due to expire during 1998. The Operating Partnerships have not yet received HUD's approval of their extension requests. At the present time, the Partnership cannot reasonably predict legislative initiatives and government budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Operating Partnerships receiving such subsidy or similar subsidies.

EMPLOYEES

The Partnership does not employ any persons. Alternatively, the Partnership reimburses an affiliate for overhead allocation consisting primarily of payroll costs.

ITEM 2. PROPERTIES

As of March 31, 1998, the Partnership had acquired equity interests in the Operating Partnerships set forth in the table below. Each of the Properties acquired by the Operating Partnerships receives benefits under government assistance programs. The table set forth below summarizes the Properties acquired, and the purchase price, original indebtedness assumed and the government assistance programs benefiting each property. Further information concerning these Properties may be found in Supplement No. 3 to the Prospectus, pages 4 through 66, which information is incorporated herein by reference and is summarized below.

                                 AVERAGE                  CASH                                                        GOVERNMENT
PROPERTY NAME,                  OCCUPANCY   PURCHASE      DOWN       PURCHASE      MORTGAGE        RESIDUAL           ASSISTANCE
LOCATION AND RENTAL UNITS         1997       PRICE       PAYMENT       NOTE        ASSUMED           NOTE               PROGRAM
----------------------------------------------------------------------------------------------------------------------------------
Century Pacific Housing
     Partnership V
     (CPHP-V) - JAYCEE TOWERS
     Dayton, OH                                                                                                        Section 236
     204 residential units        97%     $5,700,000     $400,196     $ 16,500     $3,000,123     $2,283,181             Section 8

CPHP-VIII - SUNSET TOWNHOMES
     Newton, KS
     50 residential units         90%      1,225,000      138,000           -      751,905        335,095              Section 236

CPHP-XI - CONTINENTAL TERRACE
    Fort Worth, TX                                                                                                     Section 236
     200 residential units        96%      4,600,000      482,883           -     2,609,991     1,507,126                Section 8

CPHP-XII - YALE VILLAGE
     Houston, TX                                                                                                       Section 236
     180 residential units        82%      5,250,000      530,894           -     3,075,000     1,644,106                Section 8

CPHP-XIII - ATLANTIS
     Virginia Beach, VA                                                                                                Section 236
     208 residential units        100%     6,032,000      801,000           -     2,678,416     2,552,584                Section 8

CPHP-XIV - KINGS ROW
     Houston, TX                                                                                                       Section 236
     180 residential units        97%      3,780,000      394,213           -     1,848,269     1,537,518                Section 8

CPHP-XV - CASTLE GARDENS
     Lubbock, TX                                                                                                       Section 236
     152 residential units        92%      3,268,000      320,140           -     1,787,613     1,160,247                Section 8

CPHP-XVI - ROCKWELL VILLA
     Oklahoma City, OK                                                                                                 Section 236
     60 residential units         89%      1,235,400      129,564           -      707,207        398,629                Section 8

CPHP-XVII - LONDON SQUARE VILLAGE
     Oklahoma City, OK                                                                                                 Section 236
     200 residential units        94%      4,214,000      414,097           -     2,820,832       979,071                Section 8

CPHP-XVIII - ASCENSION TOWERS
     Memphis, TN
     197 residential units        100%     6,727,500      409,094       50,000      3,863,739      2,404,667           Section 236

COLEMAN MANOR ASSOCIATES
     LIMITED PARTNERSHIP
     Baltimore, MD                                                                                               Section 221(d)(4)
     50 residential units         99%      3,990,000(1)  1,625,000           -       2,365,000            -              Section 8

CPHP-XX - HOLIDAY HEIGHTS
     Fort Worth, TX                                                                                                    Section 236
     100 residential units        96%      2,200,000       191,000            -      1,120,000      889,000              Section 8

                                 AVERAGE                  CASH                                                        GOVERNMENT
PROPERTY NAME,                  OCCUPANCY   PURCHASE      DOWN       PURCHASE      MORTGAGE        RESIDUAL           ASSISTANCE
LOCATION AND RENTAL UNITS         1997       PRICE       PAYMENT       NOTE        ASSUMED           NOTE               PROGRAM
----------------------------------------------------------------------------------------------------------------------------------
CPHP-XXII - HARRIET TUBMAN TERRACE
     Berkeley, CA                                                                                                      Section 236
     91 residential units        100%      4,732,000       593,000         -      1,718,171       2,420,829(2)           Section 8
                                                                                       -

CPHP-I - CHARTER HOUSE
     Dothan, AL
     100 residential units        97%      2,146,000       195,000         -      1,169,000         782,000            Section 236

                                                                                                                       Section 236
CPHP-II-VOA - SUNSET PARK                                                                                                Section 8
     Denver, CO                                                                                                           Flexible
     242 residential units        91%      6,500,000       956,000         -      3,081,144       2,462,856           Subsidy loan

                                                                                                                  Section 221(d)(3)
CPHP-III - HIGHLAND PARK                                                                                                  Section 8
     Topeka, KS                                                                                                            Flexible
     200 residential units        95%      6,900,000       939,000         -      2,024,000       3,937,000            Subsidy loan

                                                                                                                       Section 236
CPHP-IV - FOREST GLEN ESTATES                                                                                            Section 8
     Kansas City, KS                                                                                                      Flexible
     160 residential units        98%      4,960,000       738,000         -      2,488,000       1,734,000           Subsidy loan

CPHP-VI - EDGEWOOD
     Danville, IL
     150 residential units        86%      3,540,000       680,000         -      2,359,950         500,050              Section 8

CPHP-VII - GULFWAY TERRACE
     New Orleans, LA                                                                                                   Section 236
     206 residential units        79%      5,700,000       683,000         -      3,301,974       1,715,026              Section 8

                                                                                                                       Section 236
CPHP-IX - WIND RIDGE                                                                                                     Section 8
     Wichita, KS                                                                                                          Flexible
     136 residential units        93%      3,500,000       382,000         -      1,791,936       1,326,064           Subsidy loan

CPHP-X - BERGEN CIRCLE
     Springfield, MA                                                                                                   Section 236
     201 residential units        95%     12,261,000     1,768,000         -       6,946,158      3,546,842              Section 8
----------------------------------------------------------------------------------------------------------------------------------

                                         $98,460,900   $12,770,081   $66,500     $51,508,428    $34,115,891
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------

   1 This amount represents the development cost and not the purchase price.

   2 This total includes a flexible subsidy loan in the amount of $185,000 and the assumption of a prior residual note in the amount of $200,000.

ITEM 3. LEGAL PROCEEDINGS

As of June 16, 1998, there were no pending legal proceeding against the Partnership or any Operating Partnership in which it has invested.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no submissions of matters to a vote of security holders during the year ended March 31, 1998.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS

There is at present no public market for the units of limited partnership interests (the "Units"), and it is unlikely that any public market for the Units will develop. See the Prospectus under "Transferability of Interest" on pages 29 and 72 of the Prospectus, which information is incorporated herein by reference. The number of owners of Units as of June 16, 1998 was approximately 2,093, holding 22,315 units.

As of June 16, 1998, there were no cash distributions.

ITEM 6. SELECTED FINANCIAL DATA

The following summary of selected financial data should be read in conjunction with ITEM 14, herein, which also includes a summary of the Partnership's significant accounting policies.

                                                                    YEAR ENDED MARCH 31,

                                 -------------------------------------------------------------------------------------------

OPERATIONS                                1998              1997               1996              1995               1994
-------------------------------- ----------------- ------------------ ----------------- ------------------ -----------------
Revenues                              $   1,720         $   2,100          $   3,900         $   5,000          $   4,200

Operating Expenses                      (72,591)          (73,359)           (75,053)          (72,069)          (106,432)

Equity in Net Losses of
Operating Partnerships                 (134,311)         (136,010)          (176,789)         (241,098)          (256,914)
                                 --------------    --------------     --------------    --------------     --------------

Net Loss                              $(205,182)        $(207,269)         $(247,942)        $(308,167)         $(359,146)
                                 --------------    --------------     --------------    --------------     --------------
                                 --------------    --------------     --------------    --------------     --------------


Net Loss per Unit of
Limited Partnership Interest          $      (9)        $      (9)         $     (11)        $     (14)         $     (16)
                                 --------------    --------------     --------------    --------------     --------------
                                 --------------    --------------     --------------    --------------     --------------


                                                                         MARCH 31,

                                  ---------------------------------------------------------------------------------------

FINANCIAL POSITION                       1998              1997               1996              1995               1994
--------------------------------  -------------      ------------       ------------      ------------       -------------
Total Assets                           $277,925          $410,633           $547,704          $722,045            $961,812
                                  -------------      ------------       ------------      ------------       -------------
                                  -------------      ------------       ------------      ------------       -------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

As of March 31, 1998, the Partnership's portfolio consists of 21 Properties. The Properties are located in 13 states and contain 3,267 residential units. The average occupancy level for each property during calendar year 1997 was approximately 94% and most Properties generated sufficient revenue to cover operating costs, debt service, and the funding of reserves. For a summary of the combined financial status of the Operating Partnerships and the Properties, see the financial information contained under ITEM 14.

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

Management believes the possibility exists that one or several Operating Partnerships may require additional capital, in addition to that previously contributed by the Partnership, to sustain operations. In such case, the source of the required capital needs may be from (i) limited reserves from the Partnership (which may include distributions received from the Operating Partnerships that would otherwise be available for distribution to partners),
(ii) debt financing at the Operating Partnership level (which may not be available), or (iii) additional equity contributions from the general partner of the Operating Partnerships (which may not be available). There can be no assurance that any of these sources would be readily available to provide for possible additional capital requirements, which may be necessary to sustain the operations of the Operating Partnerships. However, the Partnership is under no obligation to fund operating deficits of the Operating Partnerships in the form of additional contributions or loans.

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

The plan that the Operating Partnerships follow will depend on the federal government's decision to implement the decentralization or elimination of HUD. HUD's proposed Mark-to-Market approach would create an atmosphere where the projects would have to compete for residents in the conventional market. The following alternatives are listed as plans of action that management plans to pursue in response to HUD's actions:

1. HUD may transfer project control to a local Housing Authority in the form of block grants. The Housing Authority would determine the market rents based on the area market. The projects would respond to the local Housing Authority and follow their procedures and guidelines.

2. The current tenants may receive a housing voucher administered by the local Housing Authority. The projects will accept vouchers and actively seek applicants who have vouchers. The projects will also accept non-voucher residents who will pay rent amounts not to exceed the maximum rents for persons at 60% of the median income level as in compliance with Section 42 of the Internal Revenue Code ("IRC").

3. If no subsidies or vouchers are given to the projects or the tenants, all rents will be raised not to exceed the maximum rents for persons at 60% of the median income level as in compliance with Section 42 of the IRC. With rental rate increases, many of the current residents will be unable to pay the higher rents, thus forcing them to move from the projects and to seek housing elsewhere. An increase in the move out rate will cause a severe cash flow strain to the project. To compensate for the loss of income and increased vacancy turnover costs, the projects will require effective marketing, competitive rental rates and possible upgrading to units and/or common areas to attract qualified applicants and maintain a low vacancy rate.

4. HUD may restructure loans in order to minimize the monthly costs to the project and reduce the chances for default. Even with reduced or eliminated payments, the project will be forced to increase rents in order to operate.

5. The final option is to buy off the HUD insured loan making the complex free from HUD's or the local Housing Authority's regulations.

TAX REFORM ACT OF 1986, OMNIBUS BUDGET RECONCILIATION ACT OF 1987, TECHNICAL AND MISCELLANEOUS REVENUE ACT OF 1988, OMNIBUS BUDGET RECONCILIATION ACT OF 1989 AND OMNIBUS BUDGET RECONCILIATION ACT OF 1990

The Partnership is organized as a limited partnership and is a "pass through" tax entity which does not, itself, pay federal income tax. However, the partners of the Partnership, who are subject to federal income tax, may be affected by the Tax Reform Act of 1986, the Omnibus Budget Reconciliation Act of 1987, the Technical and Miscellaneous Revenue Act of 1988, the Omnibus Budget Reconciliation Act of 1989 and the Omnibus Budget Reconciliation Act of 1990 (collectively the "Tax Acts"). The Partnership will consider the effect of certain aspects of the Tax Acts on the partners when making investment decisions. The Partnership does not anticipate that the Tax Acts will have a material adverse impact on the Partnership's business operations, capital resources, plans or liquidity.

RESULTS OF OPERATIONS

The Partnership generated revenue of $1,720, $2,100 and $3,900 in the fiscal years ended March 31, 1998, 1997 and 1996, respectively, which principally represents transfer fees charged to limited partners to cover administrative costs incurred by the Partnership upon the private transfer of their interests. There were $6,690,770 in tax losses generated during the Partnership's calendar tax year ended December 31, 1997, arising primarily from Operating Partnership losses allocated to the Partnership and the Partnership's general and administrative costs. The Partnership received $3,346,334 in tax credits allocated directly from the Operating Partnerships for the calendar year ended December 31, 1997.

INFLATION

Inflation is not expected to have a material adverse impact on the Partnership's operations during its period of ownership of the Properties.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements at March 31, 1998 and 1997 together with the report of the independent auditors thereon are incorporated by reference from the Registrant's Financial Statements on the pages indicated in ITEM 14.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 30, 1997, the prior auditors, Rubin, Brown, Gornstein & Co., LLP, were dismissed as auditors for the Partnership. The decision to change accountants was approved by the Partnership's Board of Directors. Rubin, Brown, Gornstein & Co., LLP's report on the Partnership's financial statements for the year ended March 31, 1997 contained a modification as to uncertainty of the Partnership to continue as a going concern. Rubin, Brown, Gornstein & Co., LLP's report on the above mentioned financial statements contained no adverse opinions or disclaimer of opinions, and was not qualified as to uncertainty, audit scope or accounting principles, other than those previously discussed.

Effective September 30, 1997, the Partnership engaged Novogradac & Company LLP to perform the audit of the Partnership's financial statements as of and for the year ended March 31, 1998.

There are no known disagreements on any matter of accounting principles or practices or financial statement disclosure with current or predecessor auditors.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE COMPENSATION OF THE REGISTRANT

The Partnership has no officers or directors. Management of the Partnership is vested in Irwin Jay Deutch and Century Pacific Capital Corporation ("CPCC") (the "general partners"). The general partners will involve themselves in the day-to-day affairs of the Partnership as required to protect the limited partners' investment and advance the Partnership's tax investment objectives. Mr. Deutch, the managing general partner, has the overall responsibility of the preparation and transmittal of periodic reports to the limited partners, preparation and filing of the Partnership's tax returns with the IRS and the appropriate state tax authorities, and the preparation and filing of reports to HUD and other government agencies.

Following is biographical information on Mr. Deutch and the Executive Officers of CPCC:

IRWIN JAY DEUTCH

IRWIN JAY DEUTCH, age 57, is Chairman of the Board, President, and Chief Executive Officer of Century Pacific Realty Corporation ("CPRC"), a general partner of the Operating Partnerships that owns the Properties in which CPHF-I has invested, and its affiliates. Mr. Deutch has been involved with low-income housing investments since 1968. He is the individual general partner in 62 private limited partnerships and two public limited partnerships investing in 209 properties, including 196 multi-family properties with 33,700 apartment units, 10 commercial projects, and 3 hotel properties. Fifty-eight of the 62 private limited partnerships have invested in affordable housing. In his capacity as general partner and officer of CPRC, he oversees the management of these partnerships and assumes overall responsibility for the development, direction, and operation of all affiliated CPRC companies. Mr. Deutch is recognized as an expert in the field of affordable housing and frequently addresses professional groups on topics of real estate investment, syndication, tax law, and the Low-Income Housing Tax Credit program.

Mr. Deutch received a B.B.A. with distinction from the University of Michigan School of Business Administration in 1962 and a Juris Doctor degree with honors from the University of Michigan Law School in 1965. He is a member of the Order of the Coif. Mr. Deutch served in the Honors Program in the Office of the Chief Counsel of the Internal Revenue Service from 1965 to 1967, where he was assigned to the Interpretative Division in Washington, D.C. He attended Georgetown Law Center and received his Masters of Law degree in taxation in 1967. Mr. Deutch is a member of the State Bars of Michigan and California, as well as the American, Federal, Los Angeles, and Beverly Hills Bar Associations.

KEY OFFICERS OF CPCC AND AFFILIATES

ESSIE SAFAIE, age 49, is Chief Financial Officer and Chief Operating Officer of CPRC. Prior to joining CPRC in 1988, from 1985 to 1988, he was Vice President and Chief Financial Officer of Sunrise Investments, Inc., a real estate syndication firm with $450 million of real estate under management. During this period, Mr. Safaie was also President of an affiliated property management firm, S&L Property Management, Inc., with over 12,000 residential units and 800,000 square feet of commercial office space under direct management. From 1982 to 1985, Mr. Safaie was assistant controller of Standard Management Company, builder and managers of luxury hotels, commercial offices and residential units. From 1980 to 1982, he served as financial officer of Diamond "M" Drilling Company. Mr. Safaie received a B.A. degree in Business Administration from California State University with a major in accounting.

CHARLES L. SCHWENNESEN, age 52, is Vice President of Acquisition Finance of CPRC and is responsible for financial analysis and "due diligence" reviews of all properties acquired by CPRC. Prior to joining CPRC in 1987, he was a consultant to companies, which provided investment opportunities through private placements. From 1984 to 1985, Mr. Schwennesen was Vice President of Cranston Securities Company and was responsible for the structuring of more than $30 million of mortgage revenue bond financing for affordable housing projects. From 1977 to 1984, Mr. Schwennesen was a manager with the accounting firm of Price Waterhouse where he specialized in providing auditing and consulting services to publicly held California real estate development companies involved in the affordable housing industry. Mr. Schwennesen is a Certified Public Accountant and holds a Masters degree in Business Administration from the UCLA Graduate School of Management and a B.A. degree in Mathematics from UCLA.

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

During the fiscal years ended March 31, 1998, 1997 and 1996, CPCC, a general partner of the Partnership, and CPRC, a general partner of the Operating Partnerships, earned $512,139, $507,803 and $505,381, respectively, in compensation from the Operating Partnerships and $60,000 was accrued for each fiscal year for the reimbursement for overhead allocation from Century Pacific Investment Corporation ("CPIC"). During fiscal year 1998, the general partners received no payments from the Operating Partnerships.

ITEM 12. PARTNERSHIP INTEREST OWNERSHIP OF CERTAIN BENEFCIAL OWNERS AND
         MANAGEMENT

No partner in the Partnership owns more than 5% of the total number of partnership interests outstanding. Irwin J. Deutch, the managing general partner, holds a one-half percent general partnership interest and C.P. Westwood Associates holds a one percent limited partnership interest.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Irwin J. Deutch is the managing general partner of the Partnership, and CPCC is also a general partner. Irwin J. Deutch is the sole Director and President of CPCC, and the stock of CPCC is solely owned by the Deutch Family Trust. Mr. Deutch is also the President, sole Director and the Deutch Family trust is the sole stockholder of CPRC, the general partner of the Operating Partnerships that own the Properties in which the Partnership is invested. The general partners were allocated their proportionate share of the Partnership's tax losses and allocated tax credits. CPCC and CPRC accrued certain fees for their services in managing and advising the Partnership and its business. CPIC, an affiliate, provides all the services and materials necessary for the operation of the Partnership and is reimbursed for actual costs. These transactions are more particularly set forth in the financial statements found under ITEM 14.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Exhibits - See the Exhibit Index at page 16 of this report.

(b) (1)    Financial Statements:

           Independent Auditors' Reports                                                     F-1
           Balance Sheets as of March 31, 1998 and 1997                                      F-2
           Statements of Operations for the Years Ended March 31, 1998, 1997 and 1996        F-3
           Statements of Partners' Equity (Deficit) for the Years Ended
           March 31, 1998, 1997 and 1996                                                     F-4
           Statements of Cash Flows for the Years Ended March 31, 1998, 1997 and 1995        F-5
           Notes to Financial Statements                                                     F-6

    (2)    Financial Statement Schedules:

           Schedule III - Real Estate and Accumulated Depreciation of Operating
                Partnerships in which CPHF-I has Limited Partnership Interests               F-12
           Notes to Schedule III - Real Estate and Accumulated Depreciation of
                Operating Partnerships in which CPHF-I has Limited Partnership Interests     F-14
           Schedule IV - Mortgage Loans on Real Estate of Operating Partnerships
                in which CPHF-I has Limited Partnership Interests                            F-16
           Notes to Schedule IV - Mortgage Loans on Real Estate of Operating
                Partnerships in which CPHF-I has Limited Partnership Interests               F-20

           All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(c)        Reports on Form 8-K

           Registrant did file with the Securities and Exchange Commission a Current Report on Form 8-K during the year ended March 31, 1998.

                                  EXHIBIT INDEX

These exhibits are numbered in accordance with the exhibit table of Item 601 of Regulation S-K.

           Exhibit Number                       Description
           --------------                       -----------
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

                             CENTURY PACIFIC HOUSING FUND-I



Date: 7/23/98                /s/ Irwin Jay Deutch
     ---------------------   --------------------------------------------
                             By: Irwin Jay Deutch, as Managing General Partner

                             and


                             Century Pacific Capital I Corporation, as Corporate General Partner and as Attorney-in-Fact for all Investor Limited Partners



Date: 7/23/98                /s/ Irwin Jay Deutch
     ---------------------   --------------------------------------------
                             By: Irwin Jay Deutch, President

                         REPORT OF INDEPENDENT AUDITORS'

To the Partners of
Century Pacific Tax Credit Housing Fund-I

We have audited the accompanying balance sheet of Century Pacific Tax Credit Housing Fund-I (the "Partnership"), as of March 31, 1998, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Century Pacific Tax Credit Housing Fund-I for the years ended March 31, 1997 and 1996 were audited by other auditors, whose reports dated June 16, 1997 and June 13, 1996, respectively, included an explanatory paragraph describing conditions that raised substantial doubt about the Partnership's ability to continue as a going concern.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Century Pacific Tax Credit Housing Fund-I as of March 31, 1998, and the results of its operations, changes in partners' equity (deficit), and cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 6 to the financial statements, the Partnership's Operating Partnerships have suffered recurring operating losses, have not provided sufficient cash distributions to fund administrative costs and the Partnership has a net capital deficiency, which raises substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also audited the related financial statement schedules listed in Item 14(b)(2) as of December 31, 1997. In our opinion, the financial statement schedules present fairly, in all material respects, the information required to be set forth therein.



Atlanta, Georgia
June 16, 1998

                 CENTURY PACIFIC TAX CREDIT HOUSING FUND - I
                                BALANCE SHEETS
                                   MARCH 31,

ASSETS                                                             1998                       1997
                                                          ----------------------   ----------------------
Cash                                                              $       2,296            $         693
Receivable from related party (Note 4)                                   15,549                   15,549
Investments in Operating Partnerships (Notes 1 and 5)                   260,080                  394,391
                                                          ----------------------   ----------------------

   Total assets                                                   $     277,925            $     410,633
                                                          ----------------------   ----------------------
                                                          ----------------------   ----------------------


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Accounts payable and accrued expenses                             $      10,800             $     11,600
Advance from affiliate (Note 4)                                          62,455                   62,455
Payable to related parties (Note 4)                                     785,415                  712,141
                                                          ----------------------   ----------------------

   Total liabilities                                              $     858,670             $    786,196
                                                          ----------------------   ----------------------

Partners' equity (deficit)
 General partners                                                 $    (390,337)           $    (386,233)
 Limited partners, $1,000 stated value per unit
   50,000 units autherized, 22,315 units issued
   and outstanding (Note 4)                                            (190,408)                  10,670
                                                          ----------------------   ----------------------

   Total partners' equity (deficit)                               $    (580,745)            $   (375,563)
                                                          ----------------------   ----------------------

   Total liabilities and partners' equity (deficit)               $     277,925             $    410,633
                                                          ----------------------   ----------------------
                                                          ----------------------   ----------------------

                 CENTURY PACIFIC TAX CREDIT HOUSING FUND - I
                           STATEMENTS OF OPERATIONS
                         FOR THE YEARS ENDED MARCH 31,

                                                             1998         1997         1996
                                                         ----------   ----------   ----------
REVENUES
   Transfer fees                                          $   1,720    $   2,100    $   3,900
                                                         ----------   ----------   ----------

EXPENSES
   Allocated overhead expenses - affiliate (Note 3)          60,000       60,000       60,000
   Other general and administrative                          12,591       13,359       15,053
                                                         ----------   ----------   ----------
     Total expenses                                          72,591       73,359       75,053
                                                         ----------   ----------   ----------

Loss Before Equity In Net Losses Of
   Operating Partnerships                                   (70,871)     (71,259)     (71,153)

Equity In Net Losses Of Operating
   Partnerships (Note 5)                                   (134,311)    (136,010)    (176,789)

                                                         ----------   ----------   ----------
NET LOSS                                                  $(205,182)   $(207,269)   $(247,942)
                                                         ----------   ----------   ----------
                                                         ----------   ----------   ----------

Allocation Of Net Loss
   General partners                                       $  (4,104)   $  (4,145)   $  (4,959)
   Limited partners                                        (201,078)    (203,124)    (242,983)
                                                         ----------   ----------   ----------
                                                          $(205,182)   $(207,269)   $(247,942)
                                                         ----------   ----------   ----------
                                                         ----------   ----------   ----------

Net Loss Per Unit Of Limited Partnership
   Interest (Note 1)                                      $      (9)   $      (9)   $     (11)
                                                         ----------   ----------   ----------
                                                         ----------   ----------   ----------

Average Number Of Outstanding Units                          22,315       22,315       22,315
                                                         ----------   ----------   ----------
                                                         ----------   ----------   ----------

                 CENTURY PACIFIC TAX CREDIT HOUSING FUND - I
                   STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
               FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996

                                                          GENERAL      LIMITED
                                                          PARTNERS     PARTNERS       TOTAL
                                                         ----------   ----------   ----------
Partners' Equity (Deficit) - March 31, 1995               $(377,129)   $ 456,777    $  79,648

Net Loss                                                     (4,959)    (242,983)    (247,942)
                                                         ----------   ----------   ----------

Partners' Equity (Deficit) - March 31, 1996                (382,088)     213,794     (168,294)

Net Loss                                                     (4,145)    (203,124)    (207,269)
                                                         ----------   ----------   ----------

Partners' Equity (Deficit) - March 31, 1997                (386,233)      10,670     (375,563)

Net Loss                                                     (4,104)    (201,078)    (205,182)
                                                         ----------   ----------   ----------

Partners' Equity (Deficit) - March 31, 1998               $(390,337)   $(190,408)   $(580,745)
                                                         ----------   ----------   ----------
                                                         ----------   ----------   ----------

Percentage Interest - March 31, 1998                              2%          98%         100%
                                                         ----------   ----------   ----------
                                                         ----------   ----------   ----------

                 CENTURY PACIFIC TAX CREDIT HOUSING FUND - I
                           STATEMENTS OF CASH FLOWS
                         FOR THE YEARS ENDED MARCH 31,

                                                                 1998         1997        1996
                                                              ---------    ---------    ---------
Cash Flows From Operating Activities
   Net loss                                                   $(205,182)   $(207,269)   $(247,942)
   Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
          Equity in net losses of Operating Partnerships        134,311      136,010      176,789
          Changes in assets and liabilities:
               Decrease in accounts payable
                   and accrued expenses                            (800)      (9,240)      (1,460)
               Increase in payable to related parties            73,274       76,738       75,061
               Increase (decrease) in advance to affiliate            0        2,700       (1,824)
                                                              ---------    ---------    ---------

Net Cash Provided By (Used In) Operating
    Activities                                                    1,603       (1,061)         624
                                                              ---------    ---------    ---------

Net Increase (Decrease) In Cash                                   1,603       (1,061)         624

Cash - Beginning Of Year                                            693        1,754        1,130
                                                              ---------    ---------    ---------

Cash - End Of Year                                            $   2,296    $     693    $   1,754
                                                              ---------    ---------    ---------
                                                              ---------    ---------    ---------

                   CENTURY PACIFIC TAX CREDIT HOUSING FUND - I
                        Notes to the Financial Statements
                For the years ended March 31, 1998, 1997 and 1996


1.   ORGANIZATION

     Century Pacific Housing Fund-I, a California limited partnership (the "Partnership"), was formed on October 6, 1986 for the purpose of raising capital by offering and selling limited partnership interests and then acquiring limited partnership interests in 21 limited partnerships (the "Operating Partnerships"), which acquired and operate 21 multi-family residential apartment properties (the "Properties").

     The general partners of the Partnership are Century Pacific Capital Corporation, a California corporation ("CPCC"), and Irwin Jay Deutch, an individual (collectively, the "general partners"). The general partners and affiliates of the general partners (the "general partners and affiliates") have interests in the Partnership and receive compensation from the Partnership and the Operating Partnerships (Note 3).

     The Properties qualify for the Low-Income Housing Tax Credit established by
     Section 42 of the Tax Reform Act of 1986 (the "Low-Income Housing Tax Credit") and one property qualifies for Historic Rehabilitation Tax Credits (collectively, the "Tax Credits"). The Properties are leveraged low-income multi-family residential complexes and receive one or more forms of assistance from federal, state or local government agencies (the "Government Agencies").

     In July 1987, the Partnership began raising capital from sales of limited partnership interests, at $1,000 per Unit, to limited partners. The Partnership authorized the issuance of a maximum of 50,000 Units of which 22,315 were subscribed and issued. The limited partnership interest offering closed in April 1988.

     The Partnership has acquired limited partnership interests ranging from 97% to 99% in the Operating Partnerships, which have invested in rental property.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS

     BASIS OF ACCOUNTING

     The Partnership prepares its financial statements on the tax basis of accounting. Memorandum entries, while not recorded in the records of the Partnership, have been made in order to prepare the financial statements in accordance with generally accepted accounting principles.

     On August 7, 1991, management changed from a calendar year end to a fiscal year end of March 31 for financial reporting purposes. Accordingly, the Partnership's quarterly periods end June 30, September 30 and December 31. The Operating Partnerships, for financial reporting purposes, have a calendar year end. The Partnership, as well as the Operating Partnerships, has a calendar year-end for income tax purposes.

     USE OF ESTIMATES

     The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                   CENTURY PACIFIC TAX CREDIT HOUSING FUND - I
                        Notes to the Financial Statements
                For the years ended March 31, 1998, 1997 and 1996

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS
     (CONTINUED)

     INCOME TAXES

     In accordance with federal and state income tax regulations, no income taxes are levied on the Partnership. Federal and state income taxes on partnership income are levied on the partners in their individual capacity. The tax returns, the qualification of the Partnership as such for tax purposes and the amount of distributable income or loss are subject to examination by federal and state taxing authorities. If such examination results in changes in the Partnership qualification or in distributable income or loss, the tax liability of the partners could change.

     CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include all cash balances and highly liquid investments with a maturity of three months or less. Restricted cash is not considered a cash equivalent.

     ECONOMIC CONCENTRATIONS

     The Partnership operates 21 properties in 13 different states. Future operations could be affected by changes in the economic or other conditions in that geographical area or by changes in federal low-income housing subsidies or the demand for such housing.

     CONCENTRATION OF CREDIT RISK

     The Partnership deposits its cash in financial institutions. At times, deposits may exceed federally insured limits. The Partnership has not experienced losses in such accounts.

     INVESTMENTS IN OPERATING PARTNERSHIPS

     The Partnership uses the equity method to account for its investment in the Operating Partnerships (Note 4). Under the equity method of accounting, the investment is carried at cost and adjusted for the Partnership's share of the Operating Partnerships' results of operations and by cash distributions received. Equity in the loss of each Operating Partnership allocated to the Partnership is not recognized to the extent that the investment balance would become negative. Costs paid by the Partnership for organization of the Operating Partnerships as well as direct costs of acquiring Properties, including acquisition fees and reimbursable acquisition expenses paid to the general partner, have been capitalized as investments in Operating Partnerships.

     NET LOSS PER UNIT OF LIMITED PARTNERSHIP INTEREST

     Net loss per unit of limited partnership interest is calculated based upon the weighted average number of Units outstanding, which is 22,315 for the years ended March 31, 1998, 1997 and 1996.

                   CENTURY PACIFIC TAX CREDIT HOUSING FUND - I
                        Notes to the Financial Statements
                For the years ended March 31, 1998, 1997 and 1996

3.   RELATED PARTY TRANSACTIONS

     The general partners of the Partnership are CPCC and Irwin Jay Deutch. The original limited partner of the Partnership is Westwood Associates, of which its partners are Irwin Jay Deutch and key employees of CPCC. Century Pacific Placement Corporation ("CPPC"), an affiliate of the general partners, served as the broker-dealer-manager for sales of the limited partnership interests in the Partnership. Century Pacific Realty Corporation ("CPRC"), an affiliate of CPCC, is a general partner in each of the Operating Partnerships.

     The general partners have an aggregate one percent interest in the Partnership, as does the original limited partner. CPRC has one- percent interest in each of the Operating Partnerships, except for one Operating Partnership in which it has a one-half percent interest.

      The general partners and affiliates receive compensation and reimbursement of expenses from the Partnership, as set forth in the limited partnership agreement, for their services in managing the Partnership and its business. The general partners and affiliates also receive compensation and reimbursement of expenses for the Operating Partnerships. This compensation and reimbursement includes services provided to the Partnership during its offering stage, acquisition stage, operational stage, and termination of refinancing stage.

      The general partners and affiliates earned the following fees for services provided to the Partnership and were entitled to reimbursement for costs incurred by the general partners and affiliates on behalf of the Partnership and the Operating Partnerships for the years ended March 31, 1998, 1997 and 1996 as follows:

                                                                           1998       1997       1996
                                                                           ----       ----       ----
      Fees and reimbursement from the Partnership:
         Reimbursement for overhead allocated from
            Century Pacific Investment Corporation
            ("CPIC")                                                    $ 60,000   $ 60,000   $ 60,000

      Fees and reimbursement from the Operating Partnerships:
            Supervisory management fee (CPCC and CPRC)                   152,115    152,115    152,115

            Partnership management fee (CPCC and CPRC)                   360,024    355,688    353,266
                                                                        --------   --------   --------

            Subtotal                                                     512,139    507,803    505,381
                                                                        --------   --------   --------

      Total                                                             $572,139   $567,803   $565,381
                                                                        --------   --------   --------
                                                                        --------   --------   --------

     At March 31, 1998 and 1997, payable to related parties consists of fees and certain general and administrative costs accrued as payable by the Partnership to the general partners and affiliates relating to the above and prior year's amounts totaling $785,415 and $712,141, respectively. Such fees and allocated costs have been deferred until the Partnership has sufficient cash to pay them.

                   CENTURY PACIFIC TAX CREDIT HOUSING FUND - I
                        Notes to the Financial Statements
                For the years ended March 31, 1998, 1997 and 1996

3.   RELATED PARTY TRANSACTIONS (CONTINUED)

     Receivable from related party of $15,549 at March 31, 1998 and 1997, represent cash advances to several of the Operating Partnerships, and the payment of state franchise taxes for Century Pacific Housing Partnership III, IV, V, VIII, IX, XVIII, XX, and XXII.

     At March 31, 1998 and 1997, CPRC was owed $62,455 for non-interest bearing, demand cash advances to the Partnership.

     The general partners may advance funds to the Partnership to fund operating deficits, but are not obligated to do so. Such advances shall be evidenced by a promissory note of a term no more than 12 months in length and at a rate of interest no lower than the prime rate. All such loans shall be repaid prior to any distributions of net cash flow. At March 31, 1998 and 1997, the Partnership had no outstanding advances due to the general partners.


4.   INVESTMENTS IN OPERATING PARTNERSHIPS

     At March 31, 1998 and 1997, the Partnership owned limited partnership interests in 21 Operating Partnerships, each of which has invested in a multi-family rental property.

     Investments in Operating Partnerships consist of the following:

                                                                         1998              1997
                                                                         ----              ----
     Cash contributions to Operating Partnerships
       to fund purchase of beneficial interests in Properties       $ 15,497,467      $ 15,497,467
     Cash contributions to Operating Partnerships
       to fund operations                                                  6,150             6,150
     Cash distribution from Operating Partnership                         (6,326)           (6,326)
     Acquisition and organization costs                                3,342,778         3,342,778
     Equity in net losses of Operating Partnerships                  (18,579,989)      (18,445,678)
                                                                    ------------      ------------

                                                                    $    260,080      $    394,391
                                                                    ------------      ------------
                                                                    ------------      ------------

                   CENTURY PACIFIC TAX CREDIT HOUSING FUND - I
                        Notes to the Financial Statements
                For the years ended March 31, 1998, 1997 and 1996

4.   Investments in Operating Partnerships (continued)

     A summary of the combined balance sheet as of December 31, 1997 and 1996 and statements of operations of the aforementioned Operating Partnerships for the years then ended follows:

                             COMBINED BALANCE SHEET
                                     ASSETS

                                                            1997          1996
                                                            ----          ----
Cash                                                   $    765,650  $    696,441
Reserve for replacements                                  2,662,017     2,404,825
Land and buildings                                       66,772,562    70,285,050
Other assets                                              3,032,585     3,158,994
                                                       ------------  ------------

      Total assets                                     $ 73,232,81   $ 76,545,310
                                                       ------------  ------------
                                                       ------------  ------------

                       LIABILITIES AND PARTNERS' DEFICIT
Notes payable                                          $122,299,736  $117,461,408
Other liabilities                                         3,594,859     3,465,252
                                                       ------------  ------------
      Total liabilities                                 125,894,595   120,926,660

Partners' deficit                                       (52,661,781)  (44,381,350)
                                                       ------------  ------------

      Total liabilities and partners' deficit          $ 73,232,814  $ 76,545,310
                                                       ------------  ------------
                                                       ------------  ------------

                        COMBINED STATEMENT OF OPERATIONS

                                                            1997          1996
                                                            ----          ----
Revenues
  Rental income                                        $ 16,129,155  $ 15,782,773
  Other income                                              771,008       484,683
                                                       ------------  ------------
      Total revenues                                     16,900,163    16,267,456

Expenses
  Utilities                                               2,761,690     2,631,303
  Repairs and maintenance                                 4,034,260     4,393,997
  Management fees                                         1,340,547     1,228,089
  Other operating expenses                                5,044,824     5,466,104
  Interest                                                7,017,451     5,860,931
  Depreciation and amortization                           4,299,752     4,370,272
                                                       ------------  ------------
      Total expenses                                     24,498,524    23,950,696
                                                       ------------  ------------

Net loss                                               $ (7,598,361) $ (7,683,240)
                                                       ------------  ------------
                                                       ------------  ------------

ALLOCATION OF NET LOSS
  General partners and other limited partners          $ (7,446,394) $ (7,547,230)
  CPHF-I                                                   (151,967)     (136,010)
                                                       ------------  ------------
      Total                                            $ (7,598,361) $ (7,683,240)
                                                       ------------  ------------
                                                       ------------  ------------

                   CENTURY PACIFIC TAX CREDIT HOUSING FUND - I
                        Notes to the Financial Statements
                For the years ended March 31, 1998, 1997 and 1996

5.   COMMITMENTS AND CONTINGENCIES

     The rent of the Operating Partnerships, all of which received rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8) are subject to specific laws, regulations, and agreements with federal and state agencies. The subsidy agreements expire at various times during and after the 15-year compliance period of the Operating Partnerships. The United States Department of Housing and Urban Development ("HUD") has issued a notice implementing provisions to renew Section 8 contracts expiring during HUD's fiscal year 1997, where requested by an owner, for an additional one year term at current rent levels. As of June 16, 1998, eleven of the Operating Partnerships' Section 8 contracts are due to expire during 1998. The Operating Partnerships have not yet received HUD's approval of their extension requests. At the present time, the Partnership cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the
     Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Operating Partnerships receiving such subsidy or similar subsidies.


6.   GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Partnership as a going concern. However, the Partnership's Operating Partnerships have not achieved the operating results required to provide the Partnership with sufficient cash distributions to fund the Partnership's administrative costs. Additionally, the Partnership has incurred allocated losses from all but one of its Operating Partnerships to the extent of the Partnership's cash contributions. As a result of the foregoing, the Partnership is dependent upon the general partners and affiliates for continued financial support.

     The auditors' report on eleven of the Operating Partnerships' financial statements contained an explanatory paragraph relating to a going concern issue concerning the expiration of the Housing Assistance Payment ("HAP") contract. These Operating Partnerships have HAP contracts with HUD that are due to expire during 1998. As of June 16, 1998, none of the Operating Partnerships have been granted one-year extensions. Management has requested one-year extensions for the Operating Partnerships, however, as of June 16, 1998, these extensions have not yet been granted.

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

                 CENTURY PACIFIC TAX CREDIT HOUSING FUND - I

                                                                    Schedule III
                                                                     Page 1 of 2

              REAL ESTATE AND ACCUMULATED DEPRECIATION OF OPERATING
         PARTNERSHIPS IN WHICH CPTCHF-I HAS LIMITED PARTNERSHIP INTEREST
                                DECEMBER 31, 1997

                                                     INITIAL COST TO        COST CAPITALIZED
                                                  OPERATING PARTNERSHIP  SUBSEQUENT TO ACQUISITION
                                                  ---------------------  -------------------------
                                                         Buildings And              Buildings And
     Description (1)         Encumbrances (2)     Land    Improvements    Land      Improvements
--------------------------------------------------------------------------------------------------
CPHP-I - Charter House
   Dothan, Alabama              $ 2,385,790   $  179,577   $ 1,918,125    $    0     $  105,298

CPHP-II - Sunset Park
   Denver, Colorado               8,763,776      803,595     5,696,405     7,305        820,325

CPHP-III - Highland Park
   Topeka, Kansas                10,688,798      434,475     6,465,525       251        469,561

CPHP-IV - Forest Glen Estates
   Kansas City, Missouri          6,229,898      427,519     4,469,134       292        230,902

CPHP-V - Jaycee Towers
   Dayton, Ohio                   7,739,916      599,719     5,096,481         0        363,297

CPHP-VI - Edgewood
   Danville, Illinois             3,087,651      223,418     3,316,582         0        250,554

CPHP-VII - Gulfway Terrace
   New Orleans, Lousiana          6,305,184      270,343     5,429,657       237        325,872

CPHP-VIII - Sunset Townhomes
   Newton, Kansas                 1,400,231       50,259     1,174,741       138        126,009

CPHP-IX - Wind Ridge
   Wichita, Kansas                4,099,334      169,514     3,330,486       146        667,133

CPHP-X - Bergan Circle
   Springfield, Massachusetts    14,542,276      901,206    11,359,794         0      1,131,909
                                -----------    ---------    ----------     -----      ---------
Balance Carried
   Forward                       65,242,854    4,059,625    48,256,930     8,369      4,490,860
                                -----------    ---------    ----------     -----      ---------

CONTINUED----





















                                                                                                               Life Upon
                                                                                                                 Which
                                      GROSS AMOUNT AT WHICH         ACCUMULATED                               Depreciation
                                    CARRIED AT CLOSE OF YEAR        DEPRECIATION                               In Latest
                             ------------------------------------   -------------                                Income
                                        Buildings And               Buildings And     Date Of       Date      Statement Is
     Description (1)             Land    Improvements      Total     Improvements   Construction  Acquired      Computed
--------------------------------------------------------------------------------------------------------------------------
CPHP-I - Charter House
   Dothan, Alabama           $  179,577   $ 2,023,423   $ 2,203,000   $   751,760      1972        Dec-87      27.5 years

CPHP-II - Sunset Park
   Denver, Colorado             810,900     6,516,730     7,327,630     2,388,590      1971        Dec-87   10 - 50 years

CPHP-III - Highland Park
   Topeka, Kansas               434,726     6,935,086     7,369,812     3,375,822      1967        Dec-87   10 - 40 years

CPHP-IV - Forest Glen Estates
   Kansas City, Missouri        427,811     4,700,036     5,127,847     1,988,183      1971        Dec-87        40 years

CPHP-V - Jaycee Towers
   Dayton, Ohio                 599,719     5,459,778     6,059,497     1,815,248      1970        Dec-88      27.5 years

CPHP-VI - Edgewood
   Danville, Illinois           223,418     3,567,136     3,790,554     1,313,073      1970        Dec-87      27.5 years

CPHP-VII - Gulfway Terrace
   New Orleans, Lousiana        270,580     5,755,529     6,026,109     2,404,910      1970        Dec-87   10 - 40 years

CPHP-VIII - Sunset Townhomes
   Newton, Kansas                50,397     1,300,750     1,351,147       546,762      1971        Aug-88        40 years

CPHP-IX - Wind Ridge
   Wichita, Kansas              169,660     3,997,619     4,167,279     1,743,906      1969        Dec-87   10 - 40 years

CPHP-X - Bergan Circle
   Springfield, Massachusetts   901,206    12,491,703    13,392,909     4,726,153      1976        Dec-87      27.5 years
                              ---------    ----------    ----------    ----------
Balance Carried
   Forward                    4,067,994    52,747,790    56,815,784    21,054,407
                              ---------    ----------    ----------    ----------

                 CENTURY PACIFIC TAX CREDIT HOUSING FUND - I

                                                                    Schedule III
                                                                     Page 2 of 2

              REAL ESTATE AND ACCUMULATED DEPRECIATION OF OPERATING
         PARTNERSHIPS IN WHICH CPTCHF-I HAS LIMITED PARTNERSHIP INTEREST
                                DECEMBER 31, 1997

                                                      INITIAL COST TO           COST CAPITALIZED
                                                   OPERATING PARTNERSHIP     SUBSEQUENT TO ACQUISITION
                                                  ----------------------     -------------------------
                                                           Buildings And               Buildings And
   Description (1)          Encumbrances (2)      Land      Improvements     Land      Improvements
-------------------------------------------------------------------------------------------------------
Balance Carried
   Forward                      $65,242,854   $ 4,059,625   $48,256,930     $8,369      $ 4,490,860

CPHP-XI - Continental Terrace
   Fort Worth, Texas              5,597,889       231,946     4,368,054      1,049          553,707

CPHP-XII - Yale Village
   Houston, Texas                 8,035,679       299,925     4,950,075      1,364          671,162

CPHP-XIII - Atlantis
   Virginia Beach, Virginia       7,855,166       520,607     5,382,387      2,861          678,475

CPHP-XIV - Kings Row
   Houston, Texas                 5,164,084       193,458     3,586,542        947          714,225

CPHP-XV - Castle Gardens
   Lubbock, Texas                 4,214,701       161,989     3,106,011        821          582,953

CPHP-XVI - Rockwell Villa
   Oklahoma City, Oklahoma        1,501,218        75,255     1,160,145      1,168          239,741

CPHP-XVII - London Square
   Oklahoma City, Oklahoma        4,824,130       203,978     4,009,000          0          701,400

CPHP-XVIII - Ascension Towers
   Memphis, Tennessee             8,620,215       176,341     6,551,159          0          716,591

Coleman Manor Associates LP
   Baltimore, Maryland            2,346,108        61,281     3,384,621          0          160,330

CPHP-XX- Holiday Heights
   Fort Worth, Texas              2,919,427       202,445     1,942,864          0          186,300

CPHP-XXII - Harriet Tubman
   Berkeley, Calfornia            5,978,265       361,275     3,807,339      5,097          436,832
                               ------------    ----------   -----------    -------      -----------
                               $122,299,736    $6,548,125   $90,505,127    $21,676      $10,132,576
                               ------------    ----------   -----------    -------      -----------
                               ------------    ----------   -----------    -------      -----------

CONTINUED-----------



















                                                                                                                       Life Upon
                                                                                                                         Which
                                          GROSS AMOUNT AT WHICH             ACCUMULATED                               Depreciation
                                         CARRIED AT CLOSE OF YEAR           DEPRECIATION                                In Latest
                                 ------------------------------------      -------------                                  Income
                                               Buildings And               Buildings And      Date Of     Date         Statement Is
   Description (1)                  Land       Improvements     Total       Improvements   Construction  Acquired        Computed
-----------------------------------------------------------------------------------------------------------------------------------
Balance Carried
   Forward                      $ 4,067,994    $ 52,747,790   $56,815,784   $21,054,407

CPHP-XI - Continental Terrace
   Fort Worth, Texas                232,995       4,921,761     5,154,756     2,104,681         1971      Oct-88      20 - 40 years

CPHP-XII - Yale Village
   Houston, Texas                   301,289       5,621,237     5,922,526     2,618,020         1970      Aug-88      20 - 40 years

CPHP-XIII - Atlantis
   Virginia Beach, Virginia         523,468       6,060,862     6,584,330     2,515,099         1970      Jul-88      20 - 40 years

CPHP-XIV - Kings Row
   Houston, Texas                   194,405       4,300,767     4,495,172     1,870,122         1968      Aug-88      20 - 40 years

CPHP-XV - Castle Gardens
   Lubbock, Texas                   162,810       3,688,964     3,851,774     1,467,418         1971      Jul-88      15 - 40 years

CPHP-XVI - Rockwell Villa
   Oklahoma City, Oklahoma           76,423       1,399,886     1,476,309       518,485         1970      Jul-88         27.5 years

CPHP-XVII - London Square
   Oklahoma City, Oklahoma          203,978       4,710,400     4,914,378     2,050,912         1975      Aug-88         27.5 years

CPHP-XVIII - Ascension Towers
   Memphis, Tennessee               176,341       7,267,750     7,444,091     2,647,578         1975      Aug-88         27.5 years

Coleman Manor Associates LP
   Baltimore, Maryland               61,281       3,544,951     3,606,232     1,195,893         1903      May-88         27.5 years

CPHP-XX- Holiday Heights
   Fort Worth, Texas                202,445       2,129,164     2,331,609       851,814         1972      Oct-88           32 years

CPHP-XXII - Harriet Tubman
   Berkeley, Calfornia              366,372       4,244,171     4,610,543     1,540,513         1975      Aug-88         27.5 years
                                 ----------    ------------  ------------   -----------
                                 $6,569,801    $100,637,703  $107,207,504   $40,434,942
                                 ----------    ------------  ------------   -----------
                                 ----------    ------------  ------------   -----------

                 CENTURY PACIFIC TAX CREDIT HOUSING FUND - I


             NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
               DEPRECIATION OF OPERATING PARTNERSHIPS IN WHICH
                 CPTCHF-I HAS LIMITED PARTNERSHIP INTERESTS
                             DECEMBER 31, 1997


NOTE 1 - DESCRIPTION OF PROPERTIES

The Properties held by the Operating Partnerships in which CPTCHF-I has invested are housing projects, primarily for families and elderly or handicapped individuals of low and moderate income.

NOTE 2 - SCHEDULE OF ENCUMBRANCES


   OPERATING PARTNERSHIP              MORTGAGE      RESIDUAL      PURCHASE       OTHER
   NAME AND PROPERTY NAME               NOTES          NOTE          NOTE         NOTES           TOTAL
--------------------------------------------------------------------------------------------------------
CPHP-I - Charter House              $  925,132     $1,460,658           $0            $0      $2,385,790
CPHP-II - Sunset Park                2,522,516      5,524,553            0       716,707       8,763,776
CPHP-III - Highland Park             1,216,907      8,818,969            0       652,922      10,688,798
CPHP-IV - Forest Glen Estates        2,000,892      3,884,312            0       344,694       6,229,898
CPHP-V - Jaycee Towers               2,481,363      4,679,328            0       579,225       7,739,916
CPHP-VI - Edgewood                   1,983,513        834,742            0       269,396       3,087,651
CPHP-VII - Gulfway Terrace           2,724,803      3,008,516            0       571,865       6,305,184
CPHP-VIII - Sunset Townhomes           611,480        726,528            0        62,223       1,400,231
CPHP-IX - Wind Ridge                 1,391,653      2,373,858            0       333,823       4,099,334
CPHP-X - Bergan Circle               6,052,152      7,937,632            0       552,492      14,542,276
CPHP-XI - Continental Terrace        2,095,354      3,137,365            0       365,170       5,597,889
CPHP-XII - Yale Village              2,456,976      3,552,586            0     2,026,117       8,035,679
CPHP-XIII - Atlantis                 2,155,114      5,432,707            0       267,345       7,855,166
CPHP-XIV - Kings Row                 1,426,021      3,290,356            0       447,707       5,164,084
CPHP-XV - Castle Gardens             1,469,476      2,496,664            0       248,561       4,214,701
CPHP-XVI - Rockwell Villa              538,175        839,426            0       123,617       1,501,218
CPHP-XVII - London Square            2,220,656      2,085,975            0       517,499       4,824,130
CPHP-XVIII - Ascension Towers        3,207,107      5,091,167            0       321,941       8,620,215
Coleman Manor Associates             2,152,954              0            0       193,154       2,346,108
CPHP-XX - Holiday Heights              907,716      1,900,278            0       111,433       2,919,427
CPHP-XXII - Harriet Tubman           1,427,977      4,230,731      221,500        98,057       5,978,265
                                   ----------------------------------------------------------------------
                                   $41,967,937    $71,306,351     $221,500    $8,803,948    $122,299,736
                                   ----------------------------------------------------------------------
                                   ----------------------------------------------------------------------


                   CENTURY PACIFIC TAX CREDIT HOUSING FUND - I

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                 DEPRECIATION OF OPERATING PARTNERSHIPS IN WHICH
                   CPTCHF-I HAS LIMITED PARTNERSHIP INTERESTS
                                DECEMBER 31, 1997


NOTE 3 - RECONCILIATION OF REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                            ACCUMULATED
                                                  COST                      DEPRECIATION
                             ------------------------------------------------------------
Balance at December 31, 1994                  $104,666,235                   $27,805,217
Additions during year:
   Depreciation                                                                4,100,658
   Improvements                                    726,514
                             ------------------------------------------------------------

Balance at December 31, 1995                   105,392,749                    31,905,875
Additions during year:
   Depreciation                                                                4,272,435
   Improvements                                  1,070,611
                             ------------------------------------------------------------

Balance at December 31, 1996                   106,463,360                    36,178,310
Additions during year:
   Depreciation                                                                4,256,632
   Improvements                                    744,144
                             ------------------------------------------------------------
                                              $107,207,504                   $40,434,942
                             ------------------------------------------------------------
                             ------------------------------------------------------------

                   CENTURY PACIFIC TAX CREDIT HOUSING FUND - I

                   MORTGAGE LOANS ON REAL ESTATE OF OPERATING
                       PARTNERSHIPS IN WHICH CPTCHF-I HAS
                          LIMITED PARTNERSHIP INTERESTS
                                DECEMBER 31, 1997
                                                                     Schedule IV
                                                                     Page 1 of 2

                                                                        Monthly
                                                                        Payments
                                                                       to Maturity      Original
                                                                        (Net of          Face           Carrying
                                                     Final Maturity        HUD          Amount of       Amount of
      Description (1)              Interest Rate          Date           Subsidy)       Mortgage       Mortgage (2)
----------------------------      ---------------    --------------    -----------     -----------     ------------
First mortgages assumed by
Operating Partnerships:

CPHP-I - Charter House
   Dothan, Alabama                     7.00%              Mar-13         $ 8,238        $1,325,700       $925,132

CPHP-II - Sunset Park
   Denver, Colorado                    7.00%              Nov-14           8,592         4,859,300      2,522,516

CPHP-III - Highland Park
   Topeka, Kansas                      3.00%              Dec-08          10,835         2,914,500       1,216,907

CPHP-IV - Forest Glen Estates
   Kansas City, Missouri               7.50%              Apr-13           6,582         2,729,761       2,000,892

CPHP-V - Jaycee Towers
   Dayton, Ohio                        8.50%              Sep-12           7,387         3,361,200       2,481,363

CPHP-VI - Edgewood
   Danville, Illinois                  6.25%              Mar-13          18,155         2,360,000       1,983,513

CPHP-VII - Gulfway Terrace
   New Orleans, Lousiana               7.00%              Jun-15          13,576         3,616,200       2,724,803

CPHP-VIII - Sunset Townhomes
   Newton, Kansas                      8.50%              Sep-12           1,819           828,300         611,480

CPHP-IX - Wind Ridge
   Wichita, Kansas                     8.50%              Nov-10           4,544         2,021,600       1,391,653

CPHP-X - Bergan Circle
   Springfield, Massachusetts          6.92%              Mar-18          24,646         7,381,100       6,052,152
                                                                       ---------       -----------      ----------
Balance Carried
   Forward                                                               104,374        31,397,661      21,910,411
                                                                       ---------       -----------      ----------

                   CENTURY PACIFIC TAX CREDIT HOUSING FUND - I

                   MORTGAGE LOANS ON REAL ESTATE OF OPERATING
                       PARTNERSHIPS IN WHICH CPTCHF-I HAS
                          LIMITED PARTNERSHIP INTERESTS
                                DECEMBER 31, 1997
                                                                     Schedule IV
                                                                     Page 2 of 2

                                                                          Monthly
                                                                         Payments
                                                                        to Maturity      Original
                                                                         (Net of           Face             Carrying
                                                    Final Maturity          HUD          Amount of         Amount of
   Description (1)                Interest Rate          Date             Subsidy)       Mortgage         Mortgage (2)
------------------------------    -------------     ---------------     -----------     -----------       ------------
Balance Brought Forward                                                  $104,374      $31,397,661        $21,910,411


CPHP-XI - Continental Terrace
   Fort Worth, Texas                  7.00%              Mar-13            18,659        3,002,600          2,095,354

CPHP-XII - Yale Village
   Houston, Texas                     7.00%              Jun-15            12,400        3,363,300          2,456,976

CPHP-XIII - Atlantis
   Virginia Beach, Virginia           8.50%              Mar-12             7,200        2,946,500          2,155,114

CPHP-XIV - Kings Row
   Houston, Texas                     7.05%              Aug-11            13,925        2,116,000          1,426,021

CPHP-XV - Castle Gardens
   Lubbock, Texas                     8.50%              Jun-15            14,353        1,949,900          1,469,476

CPHP-XVI - Rockwell Villa
   Oklahoma City, Oklahoma            7.00%              Sep-13             1,922          812,700            538,175

CPHP-XVII - London Square
   Oklahoma City, Oklahoma            7.50%              Jun-12             7,787        3,153,900          2,220,656

CPHP-XVIII - Ascension Towers
   Memphis, Tennessee                 7.00%              May-15             9,506        4,290,000          3,207,107

Coleman Manor Associates LP
   Baltimore, Maryland               10.00%              Jul-29            12,545        2,365,000          2,152,954

CPHP-XX- Holiday Heights
   Fort Worth, Texas                  7.00%              Apr-14             2,787        1,252,700            907,716

CPHP-XXII - Harriet Tubman
   Berkeley, California               7.00%              Oct-15             4,155        1,882,700          1,427,977
                                                                         --------       -----------       -----------
                                                                         $209,613       $58,532,961       $41,967,937
                                                                         --------       -----------       -----------
                                                                         --------       -----------       -----------

                   CENTURY PACIFIC TAX CREDIT HOUSING FUND - I

                   MORTGAGE LOANS ON REAL ESTATE OF OPERATING
                       PARTNERSHIPS IN WHICH CPTCHF-I HAS
                         LIMITED PARTNERSHIP INTERESTS
                               DECEMBER 31, 1997
                                                                     Schedule IV
                                                                     Page 1 of 2

                                                                          Monthly
                                                                         Payments
                                                                        to Maturity      Original
                                                                          (Net of          Face              Carrying
                                                    Final Maturity          HUD          Amount of          Amount of
   Description (1)                Interest Rate          Date             Subsidy)       Mortgage          Mortgage (2)
------------------------------    -------------     ---------------     -----------     -----------       -------------
Residual notes (second mortgages):

CPHP-I - Charter House
   Dothan, Alabama                    (1)               Dec-02             (1)            $781,581         $1,460,658

CPHP-II - Sunset Park
   Denver, Colorado                   (1)               Dec-02             (1)           2,462,936          5,524,553

CPHP-III - Highland Park
   Topeka, Kansas                     (1)               Dec-02             (1)           3,936,695          8,818,969

CPHP-IV - Forest Glen Estates
   Kansas City, Missouri              (1)               Dec-02             (1)           1,733,923          3,884,312

CPHP-V - Jaycee Towers
   Dayton, Ohio                       (1)               Oct-05             (1)           2,245,673          4,679,328

CPHP-VI - Edgewood
   Danville, Illinois                 (1)               Dec-02             (1)             415,192            834,742

CPHP-VII - Gulfway Terrace
   New Orleans, Lousiana              (1)               Dec-02             (1)           1,255,000          3,008,516

CPHP-VIII - Sunset Townhomes
   Newton, Kansas                     (1)               Aug-03             (1)             341,229            726,528

CPHP-IX - Wind Ridge
   Wichita, Kansas                    (1)               Dec-02             (1)           1,045,000          2,373,858

CPHP-X - Bergan Circle
   Springfield, Massachusetts         (1)               Jul-13             (1)           3,547,072          7,937,632
                                                                                        ----------          ----------
Balance Carried
   Forward                                                                              17,764,301          39,249,096
                                                                                        ----------          ----------

                   CENTURY PACIFIC TAX CREDIT HOUSING FUND - I

                   MORTGAGE LOANS ON REAL ESTATE OF OPERATING
                       PARTNERSHIPS IN WHICH CPTCHF-I HAS
                          LIMITED PARTNERSHIP INTERESTS
                                DECEMBER 31, 1997
                                                                     Schedule IV
                                                                     Page 2 of 2

                                                                          Monthly
                                                                         Payments
                                                                        to Maturity      Original
                                                                         (Net of           Face            Carrying
                                                    Final Maturity         HUD           Amount of        Amount of
   Description (1)                Interest Rate          Date            Subsidy)        Mortgage        Mortgage (2)
------------------------------    -------------     ---------------     -----------     -----------      ------------

Balance Brought Forward                                                                 $17,764,301       $39,249,096

CPHP-XI - Continental Terrace
   Fort Worth, Texas                  (1)                Oct-03            (1)            1,595,364         3,137,365

CPHP-XII - Yale Village
   Houston, Texas                     (1)                Jul-03            (1)            1,255,000         3,552,586

CPHP-XIII - Atlantis
   Virginia Beach, Virginia           (1)                Jul-03            (1)            2,552,584         5,432,707

CPHP-XIV - Kings Row
   Houston, Texas                     (1)                Aug-03            (1)            1,537,518         3,290,356

CPHP-XV - Castle Gardens
   Lubbock, Texas                     (1)                Jul-03            (1)            1,160,247         2,496,664

CPHP-XVI - Rockwell Villa
   Oklahoma City, Oklahoma            (1)                Jul-03            (1)              398,629           839,426

CPHP-XVII - London Square
   Oklahoma City, Oklahoma            (1)                Jul-03            (1)              979,071         2,085,975

CPHP-XVIII - Ascension Towers
   Memphis, Tennessee                 (1)                Aug-03            (1)            2,404,667         5,091,167

CPHP-XX- Holiday Heights
   Fort Worth, Texas                  (1)                Oct-04            (1)              909,472         1,900,278

CPHP-XXII - Harriet Tubman
   Berkeley, California               (1)                Dec-03            (1)            2,036,000         4,230,731
                                                                                        -----------       -----------
                                                                                        $32,592,853       $71,306,351
                                                                                        -----------       -----------
                                                                                        -----------       -----------

                   CENTURY PACIFIC TAX CREDIT HOUSING FUND - I

                  NOTES TO SCHEDULE IV - MORTGAGE LOANS ON REAL
                    ESTATE OF OPERATING PARTNERSHIPS IN WHICH
                   CPTCHF-I HAS LIMITED PARTNERSHIP INTERESTS
                                DECEMBER 31, 1997

NOTE 1 - DESCRIPTION

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

NOTE 2 - RECONCILIATION OF MORTGAGES

                                             For the Year Ended
                                             December 31, 1997
                                     -----------------------------------
                                      Mortgage                Residual
                                       Loans                   Notes
                                     -----------------------------------
Balance at December 31, 1994         $45,702,571             $56,404,386
 Additions during year:
    Accrued interest                                           4,571,877
 Deductions during year:
    Payments                          (1,162,519)
                                     -----------             -----------

Balance at December 31, 1995          44,540,052              60,976,263
 Additions during year:
    Accrued interest                                           5,041,436
 Deductions during year:
    Payments                          (1,242,226)
                                     -----------             -----------

Balance at December 31, 1996          43,297,826              66,017,699
 Additions during year:
    Accrued interest                                           5,288,652
 Deductions during year:
    Payments                          (1,329,889)
                                     -----------             -----------

                                     $41,967,937             $71,306,351
                                     -----------             -----------
                                     -----------             -----------

                                     F-20