Form 10-K405
period 1999-03-31
CENTURY PACIFIC HOUSING FUND I
filed 1999-06-30
CIK 809034

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

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1999

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

                        Yes   X                 No
                            -----                  -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K (X)

No documents are incorporated into the text by reference.

                        Yes   X                 No
                            -----                  -----

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

Nineteen of the twenty-one Operating Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"). The subsidy agreements expire at various times during and after the 15-year compliance period of the Operating Partnerships. The United States Department of Housing and Urban Development ("HUD") has issued a notice implementing provisions to renew
Section 8 contracts expiring during HUD's fiscal year 1997, where requested by an owner, for an additional one year term at current rent levels. As of June 13, 1999, fifteen of the Operating Partnerships' Section 8 contracts are due to expire during 1999. The Operating Partnerships have not yet received HUD's approval of their extension requests. At the present time, the Partnership cannot reasonably predict legislative initiatives and government budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Operating Partnerships receiving such subsidy or similar subsidies.

Employees
---------
The Partnership does not employ any persons. Alternatively, the Partnership reimburses an affiliate for overhead allocation consisting primarily of payroll costs.

ITEM 2.     PROPERTIES
            ----------

As of March 31, 1999, the Partnership had acquired equity interests in the Operating Partnerships set forth in the table below. Each of the properties acquired by the Operating Partnerships receives benefits under government assistance programs. The table set forth below summarizes the properties acquired, and the purchase price, original indebtedness assumed and the government assistance programs benefitting each property. Further information concerning these Properties may be found in Supplement No. 3 to the Prospectus, pages 4 through 66, which information is incorporated herein by reference and is summarized below.



PROPERTY NAME,                AVERAGE                          CASH                                                  GOVERNMENT
LOCATION AND                OCCUPANCY        PURCHASE          DOWN  PURCHASE       MORTGAGE       RESIDUAL          ASSISTANCE
RENTAL UNITS                     1998           PRICE       PAYMENT      NOTE        ASSUMED           NOTE             PROGRAM
-------------------------------------------------------------------------------------------------------------------------------
Century Pacific Housing
   Partnership V
   (CPHP-V) - Jaycee Towers
   Dayton, OH                                                                                                       Section 236
   204 residential units          98%    $  5,700,000   $   400,196  $ 16,500    $ 3,000,123    $  2,283,18           Section 8

CPHP - VIII - Sunset
   Townhomes
   Newton, KS
   50 residential units           87%       1,225,000       138,000        --        751,905        335,095         Section 236

CPHP - XI - Continental
   Terrace
   Fort Worth, TX                                                                                                   Section 236
   200 residential units          92%       4,600,000       482,883        --      2,609,991      1,507,126           Section 8

CPHP - XII Yale
   Village
   Houston, TX                                                                                                      Section 236
   180 residential units          93%       5,250,000       530,894        --      3,075,000      1,644,106           Section 8

CPHP - XIII - Atlantis
   Virginia Beach, VA                                                                                               Section 236
   208 residential units          98%       6,032,000       801,000        --      2,678,416      2,552,584           Section 8

CPHP - XIV - Kings Row
   Houston, Tx                                                                                                      Section 236
   180 residential units          94%       3,780,000       394,213        --      1,848,269      1,537,518           Section 8

CPHP - XV - Castle
   Gardens
   Lubbock, TX                                                                                                      Section 236
   152 residential units          91%       3,268,000       320,140        --      1,787,613      1,160,247           Section 8

CPHP - XVI -
   Rockwell Villa
   Oklahoma City, OK                                                                                                Section 236
   60 residential units           90%       1,235,400       129,564        --        707,207        398,629           Section 8

CPHP - XVII -
   London Square Village
   Oklahoma City, OK                                                                                                Section 236
   200 residential units          95%       4,214,000       414,097        --      2,820,832        979,071           Section 8

CPHP - XVIII
   Ascension Towers
   Memphis, TN
   197 residential units          98%       6,727,500       409,094    50,000      3,863,739      2,404,667         Section 236

Coleman Manor
   Associates Limited
   Partnership                                                                                                          Section
   Baltimore, MD                                                                                                      221(d)(4)
   50 residential units           97%       3,990,000<F1> 1,625,000        --      2,365,000             --           Section 8




PROPERTY NAME,                AVERAGE                          CASH                                                  GOVERNMENT
LOCATION AND                OCCUPANCY        PURCHASE          DOWN  PURCHASE       MORTGAGE       RESIDUAL          ASSISTANCE
RENTAL UNITS                     1998           PRICE       PAYMENT      NOTE        ASSUMED           NOTE             PROGRAM
-------------------------------------------------------------------------------------------------------------------------------
CPHP - XX
   Holiday Heights
   Fort Worth, TX                                                                                                   Section 236
   100 residential units          97%       2,200,000   $   191,000  $     --    $ 1,120,000    $   889,000           Section 8

CPHP - XXII
   Harriet Tubman Terrace
   Berkeley, CA                                                                                                     Section 236
   91 residential units           98%       4,732,000       593,000        --      1,718,171      2,420,829<F2>       Section 8

CPHP - I - Charter
   House
   Dothan, AL
   100 residential units         100%       2,146,000       195,000        --      1,169,000        782,000         Section 236

CPHP II - VOA -                                                                                                     Section 236
   Sunset Park                                                                                                        Section 8
   Denver, CO                                                                                                          Flexible
   242 residential units          98%       6,500,000       956,000        --      3,081,144      2,462,856        Subsidy Loan

CPHP - III - Highland                                                                                         Section 221(d)(3)
   Park                                                                                                               Section 8
   Topeka, KS                                                                                                          Flexible
   200 residential units          93%       6,900,000       939,000        --      2,024,000      3,937,000        Subsidy Loan

CPHP - IV - Forest                                                                                                  Section 236
   Glen Estates                                                                                                       Section 8
   Kansas City, KS                                                                                                     Flexible
   160 residential units          95%       4,960,000       738,000        --      2,488,000      1,734,000        Subsidy Loan

CPHP - VI - Edgewood
   Danville, IL
   150 residential units          76%       3,540,000       680,000        --      2,359,950        500,050           Section 8

CPHP - VII - Gulfway
   Terrace
   New Orleans, LA                                                                                                  Section 236
   206 residential units          81%       5,700,000       683,000        --      3,031,974      1,715,026           Section 8

                                                                                                                    Section 236
CPHP - IX - Wind Ridge                                                                                                Section 8
   Wichita, KS                                                                                                         Flexible
   136 residential units          97%       3,500,000       382,000        --      1,791,936      1,326,064        Subsidy Loan

CPHP - X - Bergen Circle
   Springfield, MA                                                                                                  Section 236
   201 residential units          94%      12,261,000     1,768,000        --      6,946,158      3,546,842           Section 8
-------------------------------------------------------------------------------------------------------------------------------
                                         $ 98,460,900   $12,770,081  $ 66,500    $51,508,428    $34,115,891
===============================================================================================================================

<F1>  This amount represents the development cost and not the purchase price.
<F1>  This total includes a flex subsidy loan in the amount of $185,000 and the assumption of a prior residual note in the amount of $200,000.

ITEM 3.     LEGAL PROCEEDINGS
            -----------------

As of June 13, 1999, there were no pending legal proceedings against the Partnership or any Operating Partnership in which it has invested.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            ---------------------------------------------------

There were no submissions of matters to a vote of security holders during the year ended March 31, 1999.

                                  PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS
            -------------------------------------------------

There is at presently no public market for the Units of limited partnership interests (the Units), and it is unlikely that any public market for the Units will develop. See the Prospectus under "Transferability of Interests" on pages 29 and 72 of the Prospectus, which information is incorporated herein by reference. The number of owners of Units as of June 13, 1999 was approximately 2,093, holding 22,315 units.

As of June 13, 1999, there were no cash distributions.

ITEM 6.     SELECTED FINANCIAL DATA
            -----------------------

The following summary of selected financial data should be read in conjunction with ITEM 14, herein, which also includes a summary of the Partnership's significant accounting policies.

                                                                    YEAR ENDED MARCH 31,
                                    ------------------------------------------------------------------------------
OPERATIONS                              1999           1998               1997             1996            1995
----------------------------        ----------      ----------         ----------      ----------       ----------
Revenues                            $   3,715       $   1,720          $   2,100       $   3,900        $   5,000
Operating Expenses                    (74,653)        (72,591)           (73,359)        (75,053)         (72,069)
Equity in Net Losses of
  Operating Partnerships             (122,202)       (134,311)          (136,010)       (176,789)        (241,098)
                                    ----------      ----------         ----------      ----------       ----------
Net Loss                            $(193,140)      $(205,182)         $(207,269)      $(247,942)       $(308,167)
                                    ==========      ==========         ==========      ==========       ==========

Net Loss per Unit of Limited
  Partnership Interest              $      (9)      $      (9)         $      (9)      $     (11)       $     (14)
                                    ==========      ==========         ==========      ==========       ==========

                                                                      March 31,
                                    ------------------------------------------------------------------------------
FINANCIAL POSITION                      1999           1998               1997             1996            1995
----------------------------        ----------      ----------         ----------      ----------       ----------
Total Assets                        $ 171,816       $ 277,925          $ 410,633        $547,704        $ 722,045
                                    ==========      ==========         ==========      ==========       ==========


ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
            ----------------------------------------------------------------
            RESULTS OF OPERATIONS
            ---------------------

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

As of March 31, 1999, the Partnership's portfolio consists of 21 properties.
The properties are located in 13 states and contain 3,267 residential units.
The average occupancy level for each property during calendar year 1998 was approximately 93% and most properties generated sufficient revenue to cover operating costs, debt service, and the funding of reserves. For a summary of the combined financial status of the Operating Partnerships and the properties, see the financial information contained under Item 14.

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


Tax Reform Act of 1986, Omnibus Budget Reconciliation Act of 1987, Technical
----------------------------------------------------------------------------
and Miscellaneous Revenue Act of 1988, Omnibus Budget Reconciliation Act of
---------------------------------------------------------------------------
1989, Omnibus Budget Reconciliation Act of 1990 and all subsequent tax acts.
----------------------------------------------------------------------------

The Partnership is organized as a limited partnership and is a "pass through" tax entity which does not, itself, pay federal income tax. However, the partners of the Partnership, who are subject to federal income tax, may be affected by the Tax Reform Act of 1986, the Omnibus Budget Reconciliation Act of 1987, the Technical and Miscellaneous Revenue Act of 1988, the Omnibus
Budget Reconciliation Act of 1989, the Omnibus Budget Reconciliation Act of
1990 and all subsequent tax acts (collectively the Tax Acts).  The
Partnership will consider the effect of certain aspects of the Tax Acts on the partners when making investment decisions. The Partnership does not anticipate that the Tax Acts will have a material adverse impact on the Partnership's business operations, capital resources, plans or liquidity.

Results of Operations
---------------------

The Partnership generated revenue of $3,700, $1,700 and $2,100, in the fiscal years ended March 31, 1999, 1998 and 1997 respectively, which principally represents transfer fees charged to limited partners to cover administrative costs incurred by the Partnership upon the private transfer of their interests. There were $6,637,121 in tax losses generated during the Partnership's calendar tax year ended December 31, 1998, arising primarily from Operating Partnership losses allocated to the Partnership and the Partnership's general and administrative costs. The Partnership received
$1,625,402 in tax credits allocated directly from the Operating Partnerships for the calendar year ended December 31, 1998.

Inflation
---------

Inflation is not expected to have a material adverse impact on the Partnership's operations during its period of ownership of the Properties.

Year 2000 Compliance
--------------------

Background. Some computers, software, and other equipment include programming code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results in "00" is interpreted to mean 1900, rather than 2000. These problems are widely expected to increase in frequency and severity as the year 2000 approaches, and are commonly referred to as the "Millennium Bug" or "Year 2000 problem".

Assessment. The Year 2000 problem could affect computers, software and other equipment used, operated, or maintained by the Company. Accordingly, the Company is reviewing its internal computers, software, applications and related equipment and its systems other than information technology systems to ensure that they will be Year 2000 compliant. The Company believes that its Year 2000 plan will be completed in all material respects prior to the anticipated Year 2000 failure dates.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
            -------------------------------------------

The financial statements at March 31, 1999 and 1998 together with the report of the independent auditors thereon are incorporated by reference from the Registrants Financial Statements on the pages indicated in ITEM 14.

ITEM 9.     CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ---------------------------------------------
            ACCOUNTING AND FINANCIAL DISCLOSURE
            -----------------------------------

On April 28, 1999, the prior auditors, Novogradac & Company LLP, were dismissed as auditors for the Partnership. The decision to change accountants was approved by the Partnership's Board of Directors. Novogradac
& Company LLP's report on the Partnership's financial statements for the years ended March 31, 1998, contained a modification as to uncertainty of the Partnerships to continue as a going concern. Novogradac & Company LLP's report on the above mentioned financial statements contained no adverse opinions or disclaimer of opinions, and was not qualified as to uncertainty, audit scope or accounting principles, other than those previously discussed.

Effective April 28, 1999, the Partnership engaged Rubin, Brown, Gornstein &
Co., LLP to perform the audit of the Partnership's financial statements as of and for the year ending March 31, 1999.

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

Following is biographical information on Mr. Deutch and the Executive
Officers of CPCC:

IRWIN JAY DEUTCH

Irwin Jay Deutch, age 58, is Chairman of the Board, President, and Chief
Executive Officer of Century Pacific Realty Corporation (CPRC), a general partner of the Operating Partnerships that own the Properties in which CPHF-I has invested, and its Affiliates. Mr. Deutch has been involved with low-income housing investments since 1968. He is the individual general partner in 62 private limited partnerships and two public limited partnerships investing in 209 properties, including 196 multifamily properties with 33,700 apartment units, 10 commercial projects, and 3 hotel properties. Fifty-eight of the 62 private limited partnerships have invested in affordable housing.
In his capacity as general partner and officer of CPRC, he oversees the management of these partnerships and assumes overall responsibility for the development, direction, and operation of all affiliated CPRC companies. Mr.
Deutch is recognized as an expert in the field of affordable housing and frequently addresses professional groups on topics of real estate investment, syndication, tax law, and the Low-Income Housing Tax Credit program.

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


KEY OFFICERS OF CPCC AND AFFILIATES

ESSIE SAFAIE, age 50, is Chief Financial Officer and Chief Operating Officer of CPRC. Prior to joining CPRC in 1988, from 1985-88, he was Vice President and Chief Financial Officer of Sunrise Investments, Inc., a real estate syndication firm with $450 million of real estate under management. During this period, Mr. Safaie was also President of an affiliated property management firm, S&L Property Management, Inc., with over 12,000 residential units and 800,000 square feet of commercial office space under direct management. From 1982 to 1985, Mr. Safaie was assistant controller of Standard Management Company, builders and managers of luxury hotels, commercial offices and residential units. From 1980-1982, he served as financial officer of Diamond "M" Drilling Company. Mr. Safaie received a BA degree in Business Administration from California State University with a major in accounting.

CHARLES L. SCHWENNESEN, age 53, is Vice President of Acquisition Finance for
CPRC and is responsible for financial analysis and "due diligence" reviews of all properties acquired by CPRC. Prior to joining CPRC in 1987, he was a consultant to companies which provided investment opportunities through private placements. From 1984 to 1985, Mr. Schwennesen was Vice President of
Cranston Securities Company and was responsible for the structuring of more than $30 million of mortgage revenue bond financing for affordable housing projects. From 1977 to 1984, Mr. Schwennesen was a manager with the accounting firm of Price Waterhouse where he specialized in providing auditing and consulting services to publicly held California real estate development companies involved in the affordable housing industry. Mr.
Schwennesen is a Certified Public Accountant and holds a Masters degree in Business Administration from the UCLA Graduate School of Management and a
B.A. degree in Mathematics from UCLA.


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

During the fiscal years ended March 31, 1999, 1998, and 1997, CPCC, a general partner of the Partnership, and CPRC, an general partner of the Operating
Partnerships, earned $535,596, $512,139 and $507,804, respectively, in compensation from the Operating Partnerships and $60,000 was accrued for each fiscal year for the reimbursement for overhead allocation from Century
Pacific Investment Corporation (CPIC). During fiscal year 1999, the general partners received no payments from the Operating Partnerships.


ITEM 12.       PARTNERSHIP INTEREST OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               -----------------------------------------------------------
               AND MANAGEMENT
               --------------

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


            Independent Auditors' Reports                                                               F-1
            Balance Sheet as of March 31, 1999 and 1998                                                 F-4
            Statement of Operations for the Years Ended March 31,
               1999, 1998 and 1997                                                                      F-5
            Statement Of Partners' Equity (Deficit) for the
               Years Ended March 31, 1999, 1998 and 1997                                                F-6
            Statement of Cash Flows for the Years Ended March 31,
               1999, 1998 and 1997                                                                      F-7
            Notes to Financial Statements                                                               F-8

      (2)   Financial Statement Schedules:

            Schedule III - Real Estate and Accumulated Depreciation of
               Operating Partnerships in which CPHF-I has
               Limited Partnership Interests                                                            F-15
            Notes to Schedule III - Real Estate and Accumulated
               Depreciation of Operating Partnerships in which
               CPHF-I has Limited Partnership Interests                                                 F-17
            Schedule IV - Mortgage Loans on Real Estate of Operating
               Partnerships in which CPHF-I has Limited
               Partnership Interests                                                                    F-19
            Notes to Schedule IV - Mortgage Loans on Real Estate of
               Operating Partnerships in which CPHF-I has
               Limited Partnership Interests                                                            F-23

            All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b)   Reports on Form 8-K

      Registrant did file with the Securities and Exchange Commission a Current Report on Form 8-K during the year ending March 31, 1999.

                                  EXHIBIT INDEX

These exhibits are numbered in accordance with the exhibit table of Item 601 of Regulation S-K.


         Exhibit Number              Description
       ------------------            ---------------------------------------
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


                                    CENTURY PACIFIC HOUSING FUND - I

                                    By:  Irwin Jay Deutch, as Managing
                                         General Partner



Date: --------------------------         ---------------------------------------



                                    and


                                    Century Pacific Capital I Corporation, as
                                    Corporate General Partner and as Attorney-in-Fact for all Investor Limited Partners




Date: --------------------------         ---------------------------------------
                                    By:  Irwin Jay Deutch, President

                          INDEPENDENT AUDITORS' REPORT

Partners
Century Pacific Housing Fund - I


We have audited the accompanying balance sheet of Century Pacific Housing Fund - I as of March 31, 1999 and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Century Pacific Housing Fund-I for the year ended March 31, 1998 were audited by other auditors, whose report dated June 16, 1998, included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Century Pacific Housing Fund
- I as of March 31, 1999 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

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

We have also prepared, from information audited by us, the related financial statement schedules listed in Item 14(b)(2) as of December 31, 1998. In our opinion the financial statement schedules present fairly, in all material respects, the information required to be set forth therein.



St. Louis, Missouri
June 13, 1999

                         REPORT OF INDEPENDENT AUDITORS'

To the Partners of
Century Pacific Tax Credit Housing Fund I

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

To The Partners of
Century Pacific Tax Credit Housing Fund-I
------------------------------------------------------------------------------

We have also audited the related financial statement schedules listed in Item 14(b)(2) as of December 31, 1997. In our opinion, the financial statement schedules present fairly, in all material respects, the information required to be set forth therein.


Atlanta, Georgia
June 16, 1998

                                              CENTURY PACIFIC HOUSING FUND-1
------------------------------------------------------------------------------------------------------------------
                                                      BALANCE SHEET



                                                          ASSETS
                                                                                             MARCH 31,
                                                                               -----------------------------------
                                                                                   1999                   1998
                                                                               -----------------------------------
Cash                                                                             $   4,889             $   2,296
Receivable from related party (Note 4)                                              29,049                15,549
Investments in Operating Partnerships (Notes 1 and 5)                              137,878               260,080
------------------------------------------------------------------------------------------------------------------
                                                                                 $ 171,816             $ 277,925
==================================================================================================================

                                           LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

  Accounts payable and accrued expenses                                          $  15,800             $  10,800
  Advance from affiliate (Note 4)                                                   75,955                62,455
  Payable to related parties (Note 4)                                              853,946               785,415
------------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES                                                            945,701               858,670
------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (NOTE 6)                                                  --                    --
------------------------------------------------------------------------------------------------------------------

PARTNERS' EQUITY (DEFICIT)
  General partners                                                                (394,200)             (390,337)
  Limited partners, $1,000 stated value per unit,
    50,000 units authorized, 22,315 units issued
    and outstanding (Note 4)                                                      (379,685)             (190,408)
------------------------------------------------------------------------------------------------------------------
      TOTAL PARTNERS' EQUITY (DEFICIT)                                            (773,885)             (580,745)
------------------------------------------------------------------------------------------------------------------

      TOTAL LIABILITIES AND PARTNERS' EQUITY (DEFICIT)                           $ 171,816             $ 277,925
==================================================================================================================



------------------------------------------------------------------------------------------------------------------
See the accompanying notes to financial statements

                                              CENTURY PACIFIC HOUSING FUND-1
-----------------------------------------------------------------------------------------------------------------------
                                                 STATEMENT OF OPERATIONS

                                                                                FOR THE YEARS ENDED MARCH 31,
                                                                     --------------------------------------------------
                                                                         1999               1998              1997
                                                                     --------------------------------------------------

REVENUES
   Transfer fees                                                     $   1,900           $  1,720           $   2,100
   Miscellaneous                                                         1,815                 --                  --
-----------------------------------------------------------------------------------------------------------------------
      TOTAL REVENUES                                                     3,715               1,720              2,100
-----------------------------------------------------------------------------------------------------------------------

EXPENSES
   Allocated overhead expenses - affiliate (Note 4)                     60,000             60,000              60,000
   Other general and administrative                                     14,653             12,591              13,359
-----------------------------------------------------------------------------------------------------------------------
      TOTAL EXPENSES                                                    74,653              72,591             73,359
-----------------------------------------------------------------------------------------------------------------------

LOSS BEFORE EQUITY IN NET LOSSES OF
   OPERATING PARTNERSHIPS                                              (70,938)            (70,871)           (71,259)

EQUITY IN NET LOSSES OF OPERATING
   PARTNERSHIPS (NOTE 5)                                              (122,202)           (134,311)          (136,010)
-----------------------------------------------------------------------------------------------------------------------

NET LOSS                                                             $(193,140)          $(205,182)         $(207,269)
=======================================================================================================================

ALLOCATION OF NET LOSS
   General partners                                                  $  (3,863)          $  (4,104)         $  (4,145)
   Limited partners                                                   (189,277)           (201,078)          (203,124)
-----------------------------------------------------------------------------------------------------------------------

                                                                     $(193,140)          $(205,182)         $(207,269)
=======================================================================================================================

NET LOSS PER UNIT OF LIMITED PARTNERSHIP
   INTEREST (NOTE 1)                                                 $      (9)          $      (9)         $      (9)
=======================================================================================================================

AVERAGE NUMBER OF OUTSTANDING UNITS                                     22,315              22,315             22,315
=======================================================================================================================




------------------------------------------------------------------------------------------------------------------
See the accompanying notes to financial statements

                                             CENTURY PACIFIC HOUSING FUND-1
-----------------------------------------------------------------------------------------------------------------------
                                             STATEMENT OF PARTNERS' EQUITY
                                   FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997

                                                                   GENERAL           LIMITED
                                                                  PARTNERS          PARTNERS               TOTAL
                                                                 ---------------------------------------------------
PARTNERS' EQUITY (DEFICIT) - MARCH 31, 1996                      $(382,088)         $ 213,794           $(168,294)

NET LOSS                                                            (4,145)          (203,124)           (207,269)
-----------------------------------------------------------------------------------------------------------------------

PARTNERS' EQUITY (DEFICIT) - MARCH 31, 1997                       (386,233)            10,670            (375,563)

NET LOSS                                                            (4,104)          (201,078)           (205,182)
-----------------------------------------------------------------------------------------------------------------------

PARTNERS' EQUITY (DEFICIT) - MARCH 31, 1998                       (390,337)          (190,408)           (580,745)

NET LOSS                                                            (3,863)          (189,277)           (193,140)
-----------------------------------------------------------------------------------------------------------------------

PARTNERS' EQUITY (DEFICIT) - MARCH 31, 1999                      $(394,200)         $(379,685)          $(773,885)
=======================================================================================================================

PERCENTAGE INTEREST - MARCH 31, 1999                                     2%                98%                100%
=======================================================================================================================




-----------------------------------------------------------------------------------------------------------------------
See the accompanying notes to financial statements.

                                             CENTURY PACIFIC HOUSING FUND-1
-----------------------------------------------------------------------------------------------------------------------
                                                STATEMENT OF CASH FLOWS

                                                                                 FOR THE YEARS ENDED MARCH 31,
                                                                       ------------------------------------------------
                                                                       1999              1998                1997
                                                                       ------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                            $(193,140)        $(205,182)        $(207,269)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
         Equity in net losses of Operating Partnerships                  122,202           134,311           136,010
         Increase in receivable from related parties                     (13,500)               --                --
         Decrease in accounts payable and accrued
            expenses                                                       5,000              (800)           (9,240)
         Increase in advance from affiliate                               13,500                --                --
         Increase in payable to related parties                           68,531            73,274            76,738
NET CASH PROVIDED BY (USED IN) OPERATING
   ACTIVITIES                                                              2,593             1,603            (3,761)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES
   Advance to affiliate                                                       --                --             2,700
-----------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                            2,593             1,603            (1,061)

CASH - BEGINNING OF PERIOD                                                 2,296               693             1,754
-----------------------------------------------------------------------------------------------------------------------

CASH - END OF PERIOD                                                   $   4,889         $   2,296         $     693
=======================================================================================================================




-----------------------------------------------------------------------------------------------------------------------
See the accompanying notes to financial statements.

                         CENTURY PACIFIC HOUSING FUND-1
-------------------------------------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          MARCH 31, 1999, 1998 AND 1997

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

CENTURY PACIFIC HOUSING FUND-1
-------------------------------------------------------------------------------
Notes To Financial Statements (Continued)

      NET LOSS PER UNIT OF LIMITED PARTNERSHIP INTEREST

      Net loss per unit of limited partnership interest is calculated based upon the weighted average number of units of limited partnership interest (units) outstanding, which is 22,315 for the years ending March 31, 1999, 1998, and 1997.


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

CENTURY PACIFIC HOUSING FUND-1
-------------------------------------------------------------------------------
Notes To Financial Statements (Continued)

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

      The auditors' report on fifteen of the Operating Partnerships' financial statements contained an explanatory paragraph relating to a going concern issue concerning the expiration of the Housing Assistance Payment Contract. These Operating Partnerships have Housing Assistance Payment Contracts with the U.S. Department of Housing and Urban Development (HUD) that are due to expire during 1999. Management has requested one year extensions for the remaining fifteen Operating Partnerships, however, as of June 13, 1999, these extensions have not been granted.

      Management maintains that the general partners and affiliates, though not required to do so, will continue to fund operations by deferring payment to related parties of allocated overhead expenses, and by funding any Partnership operating costs. Unpaid allocated overhead expenses will accrue and become payable when the Operating Partnerships generate sufficient cash distributions to the Partnership to cover such expenses. The financial statements do no include any adjustments that might result from the outcome of this uncertainty.


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

CENTURY PACIFIC HOUSING FUND-1
-------------------------------------------------------------------------------
Notes To Financial Statements (Continued)

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

      The general partners and affiliates earned the following fees for services provided to the Partnership and were entitled to reimbursement for costs incurred by the general partners and affiliates on behalf of the Partnership and the Operating Partnerships for the years ended March 31, 1999, 1998 and 1997 as follows:

                                                                                  1999             1998               1997
                                                                               -----------------------------------------------
      Fees and reimbursement from the Partnership:
         Reimbursement for overhead allocated from
            Century Pacific Investment Corporation
            (CPIC)                                                             $ 60,000          $ 60,000          $ 60,000
      ------------------------------------------------------------------------------------------------------------------------
      Fees and reimbursement from the Operating
         Partnerships
            Supervisory management fee (CPCC and
               CPRC)                                                            152,115           152,115           152,115
            Partnership management fee (CPCC and
               CPRC)                                                            383,681           360,024           355,688
      ------------------------------------------------------------------------------------------------------------------------
                                                                                535,796           512,139           507,803
      ------------------------------------------------------------------------------------------------------------------------
                                                                               $595,796          $572,139          $567,803
      ========================================================================================================================

      At March 31, 1999 and 1998, payable to related parties consists of fees and certain general and administrative costs accrued as payable by the Partnership to the general partners and affiliates relating to the above and prior year's amounts totalling $853,946 and $785,415, respectively. Such fees and allocated costs have been deferred until the Partnership has sufficient cash to pay them.

      Receivable from related party of $29,049 and $15,549 at March
      31, 1999 and 1998, respectively, represents cash advances to several of the Operating Partnerships, and the payment of state franchise taxes for CPHP III, IV, V, VIII, IX, XVIII, XX, and XXII.

CENTURY PACIFIC HOUSING FUND-1
-------------------------------------------------------------------------------
Notes To Financial Statements (Continued)

      At March 31, 1999 and 1998, CPRC was owed $75,955 and $62,455, respectively, for non-interest bearing, demand cash advances to the Partnership.

      The general partners may advance funds to the Partnership to fund operating deficits, but are not obligated to do so. Such advances shall be evidenced by a promissory note of a term no more than 12 months in length and at a rate of interest no lower than the prime rate. All such loans shall be repaid prior to any distributions of net cash flow. At March 31, 1999 and 1998, the Partnership had no outstanding advances due to the general partners.

5.    INVESTMENTS IN OPERATING PARTNERSHIPS

      At March 31, 1999 and 1998, the Partnership owned limited partnership interests in 21 Operating Partnerships, each of which has invested in a multi-family rental property.

      Investments in Operating Partnerships consist of the following:

                                                                                   1999                  1998
                                                                           --------------------------------------
        Cash contributions to Operating Partnerships
             to fund purchase of beneficial interests in
             properties                                                    $ 15,497,467          $   15,497,467
        Cash contributions to Operating Partnerships
             to fund operations                                                   6,150                   6,150
        Cash distribution from Operating Partnership                             (6,326)                 (6,326)
        Acquisition and organization costs                                    3,342,778               3,342,778
        Equity in net losses of Operating Partnerships                      (18,702,191)            (18,579,989)
        ---------------------------------------------------------------------------------------------------------
                                                                           $    137,878          $      260,080
        =========================================================================================================

A summary of the combined balance sheet as of December 31, 1998 and 1997 and statements of operations of the aforementioned Operating
Partnerships for the years then ended follows:


                                                 COMBINED BALANCE SHEET
                                                         ASSETS
                                                                                1998                   1997
                                                                           --------------------------------------
        Cash                                                               $    831,921          $      765,650
        Reserve for replacements                                              2,670,504               2,662,017
        Land and buildings                                                   63,317,940              66,772,562
        Other assets                                                          3,030,639               3,032,585
        ---------------------------------------------------------------------------------------------------------
                                                                           $ 69,851,004          $   73,232,814
        =========================================================================================================


CENTURY PACIFIC HOUSING FUND-1
-------------------------------------------------------------------------------
Notes To Financial Statements (Continued)

                                   LIABILITIES AND PARTNERS' DEFICIT
                                                                               1998                   1997
                                                                          ---------------------------------------
        Notes payable                                                     $123,339,239           $  122,299,736
        Other liabilities                                                    7,239,839                3,594,859
        Partners' deficit                                                  (60,728,074)             (52,661,781)
        ---------------------------------------------------------------------------------------------------------
                                                                          $ 69,851,004           $   73,232,814
        =========================================================================================================

                                     COMBINED STATEMENT OF OPERATIONS
                                                                                1998                   1997
                                                                          ---------------------------------------
        REVENUES
             Rental income                                                $ 16,457,379           $   16,129,155
             Other income                                                      413,609                  771,008
        ---------------------------------------------------------------------------------------------------------
                  TOTAL REVENUES                                            16,870,988               16,900,163
        ---------------------------------------------------------------------------------------------------------

        EXPENSES
             Utilities                                                       2,718,177                2,761,690
             Repairs and maintenance                                         4,645,192                4,034,260
             Management fees                                                 1,287,155                1,340,547
             Other operating expenses                                        4,848,663                5,044,824
             Interest                                                        7,339,635                7,017,451
             Depreciation and amortization                                   4,378,554                4,299,752
        ---------------------------------------------------------------------------------------------------------
                  TOTAL EXPENSES                                            25,217,376               24,498,524
        ---------------------------------------------------------------------------------------------------------

        NET LOSS                                                          $ (8,346,388)          $   (7,598,361)
        =========================================================================================================

        ALLOCATION OF LOSS
             General partners and other limited partners                  $<36,694,485)          $   (7,446,394)
             CPHF-I                                                           (748,867)                (151,967)
        ---------------------------------------------------------------------------------------------------------

                                                                          $(37,443,352)          $   (7,598,361)
        =========================================================================================================

CENTURY PACIFIC HOUSING FUND-1
-------------------------------------------------------------------------------
Notes To Financial Statements (Continued)

6.    COMMITMENTS AND CONTINGENCIES

      The rents of the Operating Partnerships, all of which receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8") are subject to specific laws, regulations, and agreements with federal and state agencies. The subsidy agreements expire at various times during and after the 15-year compliance period of the Operating Partnerships. The United States Department of Housing and Urban Development ("HUD") has issued a notice implementing provisions to renew Section 8 contracts expiring during HUD's fiscal year 1999, where requested by an owner, for an additional one year term at current rent levels. As of June 13, 1999, fifteen of the Operating Partnerships' Section 8 contracts are due to expire during 1999. The Operating Partnerships have not yet received HUD's approval of their extension requests. At the present time, the Partnership cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Operating Partnerships receiving such subsidy or similar subsidies.

                                                                                                                 Schedule III
                                                                                                                 ------------
                                                                                                                  Page 1 of 2
                                       CENTURY PACIFIC TAX CREDIT HOUSING FUND-I
------------------------------------------------------------------------------------------------------------------------------------

                                 REAL ESTATE AND ACCUMULATED DEPRECIATION OF OPERATING
                             PARTNERSHIPS IN WHICH CPHF-I HAS LIMITED PARTNERSHIP INTERESTS
                                                   DECEMBER 31, 1998

                                                              INITIAL COST TO                  COST CAPITALIZED
                                                            OPERATING PARNTERSHIP          SUBSEQUENT TO ACQUISITION
                                                     --------------------------------    -------------------------------
                                                                      BUILDINGS AND                   BUILDINGS AND
DESCRIPTION <F1>            ENCUMBRANCES <F2>              LAND        IMPROVEMENTS         LAND       IMPROVEMENTS
------------------------------------------------------------------------------------------------------------------------
Century Pacific Housing
   Partnership I (CPHP-I) -
   Charter House
   Dothan, Alabama              $  2,411,583         $  179,578         $ 1,918,124      $    --        $   119,019

CPHP-II VOA/Sunset
   Park, Ltd. -
   Sunset Park
   Denver, Colorado                8,806,079            803,595           5,696,405        7,305            831,712

CPHP-III - Highland Park
   Topeka, Kansas                 10,881,191            434,475           6,465,525          251            469,561

CPHP-IV Forest Glen
   Estates
   Kansas City, Missouri           6,197,589            427,519           4,469,134          292            230,903

CPHP-VI - Edgewood
   Danville, Illinois              2,991,354            223,418           3,316,582           --            250,554

CPHP-VII - Gulfway
   Terrace
   New Orleans, Louisiana          6,185,095            270,343           5,429,657          237            375,578

CPHP-IX - Wind Ridge
   Wichita, Kansas                 4,038,641            169,514           3,330,486          146            789,811

CPHP-X Bergen Circle
   Springfield,
   Massachusetts                  15,092,874            901,206          11,359,794           --          1,167,896

CPHP-V - Jaycee Towers
   Dayton, Ohio                    7,721,411            599,719           5,096,481           --            381,203

CPHP-VIII - Sunset
   Townhouses
   Newton, Kansas                  1,393,625             50,259           1,174,741          138            126,009
------------------------------------------------------------------------------------------------------------------------
BALANCE CARRIED
   FORWARD                        65,719,442          4,059,626          48,256,929        8,369          4,742,246
------------------------------------------------------------------------------------------------------------------------


                                                                                                                  LIFE UPON
                                                                                                                      WHICH
                                       GROSS AMOUNT AT WHICH          ACCUMULATED                              DEPRECIATION
                                     CARRIED AT CLOSE OF YEAR        DEPRECIATION                                  IN LATEST
                                  ------------------------------    -------------                                     INCOME
                                           BUILDINGS AND            BUILDINGS AND      DATE OF        DATE      STATEMENT IS
                                   LAND     IMPROVEMENTS   TOTAL     IMPROVEMENTS CONSTRUCTION    ACQUIRED          COMPUTED
------------------------------------------------------------------------------------------------------------------------------
Century Pacific Housing
   Partnership I (CPHP-I) -
   Charter House
   Dothan, Alabama           $  179,578     $  2,037,143              $   831,208         1972       12/87        27.5 years

CPHP-II VOA/Sunset
   Park, Ltd. -
   Sunset Park
   Denver, Colorado             810,900        6,528,117                2,657,784         1971       12/87     10 - 50 years

CPHP-III - Highland Park
   Topeka, Kansas               434,726        6,935,086                3,701,559         1967       12/87     10 - 40 years

CPHP-IV Forest Glen
   Estates
   Kansas City, Missouri        427,811        4,700,037                2,172,627         1971       12/87          40 years

CPHP-VI - Edgewood
    Danville, Illinois          223,418        3,567,136                1,445,712         1970       12/87        27.5 years

CPHP-VII - Gulfway
   Terrace
   New Orleans, Louisiana       270,580        5,805,235                2,626,828         1970       12/87     10 - 40 years

CPHP-IX - Wind Ridge
   Wichita, Kansas              169,660        4,120,297                1,904,929         1969       12/87     10 - 40 years

CPHP-X Bergen Circle
   Springfield,
   Massachusetts                901,206       12,527,690                5,231,927         1976       12/87     10 - 40 years

CPHP-V - Jaycee Towers
   Dayton, Ohio                 599,719        5,477,684                2,026,522         1970       12/88        27.5 years

CPHP-VIII - Sunset
   Townhouses
   Newton, Kansas                50,397        1,300,750                  608,059         1971        8/88          40 years
------------------------------------------------------------------------------------------------------------------------------
BALANCE CARRIED
   FORWARD                    4,067,995       52,999,175               23,207,155
------------------------------------------------------------------------------------------------------------------------------

                                                 See notes to schedule

                                                                                                              Schedule III
                                                                                                              ------------
                                                                                                               Page 2 of 2

                                       CENTURY PACIFIC TAX CREDIT HOUSING FUND-I
-----------------------------------------------------------------------------------------------------------------------------------
                                 REAL ESTATE AND ACCUMULATED DEPRECIATION OF OPERATING
                             PARTNERSHIPS IN WHICH CPHF-I HAS LIMITED PARTNERSHIP INTERESTS
                                                   DECEMBER 31, 1998

                                                              INITIAL COST TO                  COST CAPITALIZED
                                                            OPERATING PARNTERSHIP          SUBSEQUENT TO ACQUISITION
                                                     --------------------------------    -------------------------------
                                                                      BUILDINGS AND                   BUILDINGS AND
DESCRIPTION <F1>            ENCUMBRANCES <F2>              LAND        IMPROVEMENTS         LAND       IMPROVEMENTS
------------------------------------------------------------------------------------------------------------------------
BALANCE CARRIED FORWARD         $ 65,719,442         $4,059,626         $48,256,929      $ 8,369        $ 4,742,246

CPHP-XI Continental Terrace
   Fort Worth, Texas               5,801,368            231,946           4,368,054        1,049            615,219

CPHP-XII - Yale Village
   Houston, Texas                  7,555,344            299,925           4,950,075        1,364            909,160

CPHP-XIII - Atlantis
   Virginia Beach, Virginia        8,005,078            520,607           5,382,387        2,861            768,778

CPHP-XIV - Kings Row
   Houston, Texas                  5,393,820            193,458           3,586,542          947            840,754

CPHP-XV - Castle Gardens
   Lubbock, Texas                  4,425,316            161,989           3,106,011          821            609,564

CPHP-XVI - Rockwell Villa
   Oklahoma City, Oklahoma         1,477,179             75,255           1,160,145        1,168            239,741

CPHP-XVII - London Square Village
   Oklahoma City, Oklahoma         4,681,619            203,978           4,009,000           --            725,109

CPHP-XVIII - Ascension Towers
   Memphis, Tennessee              8,976,516            176,341           6,551,159           --            755,378

Coleman Manor Associates Limited
   Partnership - Coleman Manor
   Baltimore, Maryland             2,184,583             61,281           3,384,621           --            160,330

CPHP-XX - Holiday Heights
   Fort Worth, Texas               2,933,184            202,445           1,942,864           --            193,476

CPHP-XXII - Harriet Tubman
   Terrace - Berkeley,
   California                      6,185,790            361,275           3,807,339        5,097            436,832
------------------------------------------------------------------------------------------------------------------------
                                $123,339,239         $6,548,126         $90,505,126      $21,676        $10,996,587
========================================================================================================================



                                                                                                                  LIFE UPON
                                                                                                                       WHICH
                                       GROSS AMOUNT AT WHICH          ACCUMULATED                               DEPRECIATION
                                     CARRIED AT CLOSE OF YEAR        DEPRECIATION                                  IN LATEST
                                  ------------------------------    -------------                                     INCOME
                                           BUILDINGS AND            BUILDINGS AND      DATE OF        DATE      STATEMENT IS
                                   LAND     IMPROVEMENTS   TOTAL     IMPROVEMENTS CONSTRUCTION    ACQUIRED          COMPUTED
------------------------------------------------------------------------------------------------------------------------------
BALANCE CARRIED FORWARD      $4,067,995     $ 52,999,175              $23,207,155

CPHP-XI Continental Terrace
   Fort Worth, Texas            232,995        4,983,273                2,303,684         1971       10/88     20 - 40 years

CPHP-XII - Yale Village
   Houston, Texas               301,289        5,859,235                2,956,985         1970        8/88     20 - 40 years

CPHP-XIII - Atlantis
  Virginia Beach, Virginia      523,468        6,151,165                2,819,948         1970        7/88     20 - 40 years

CPHP-SIV - Kings Row
   Houston, Texas               194,405        4,427,296                2,073,835         1968        8/88     20 - 40 years

CPHP-XV - Castle Gardens
   Lubbock, Texas               162,810        3,715,575                1,644,758         1971        7/88     15 - 40 years

CPHP-XVI - Rockwell Villa
   Oklahoma City, Oklahoma       76,423        1,399,886                  573,539         1970        7/88        27.5 years

CPHP-XVII - London
   Square Village
   Oklahoma City, Oklahoma      203,978        4,734,109                2,269,202         1975        8/88        27.5 years

CPHP-XVIII - Ascension
   Towers
   Memphis, Tennessee           176,431        7,306,537                2,926,059         1979        8/88        27.5 years

Coleman Manor Associates
   Limited Partnership -
   Coleman Manor
   Baltimore, Maryland           61,281        3,354,951                1,331,772         1903        8/88        27.5 years

CPHP-XX - Holiday Heights
   Fort Worth, Texas            202,445       2,166,340                  949,791          1972       10/88          32 years

CPHP-XXII - Harriet Tubman
   Terrace - Berkeley,
   California                   366,372        4,244,171                1,696,848         1975        8/88        27.5 years
------------------------------------------------------------------------------------------------------------------------------
                             $6,569,802     $101,501,713              $44,753,576
==============================================================================================================================

                                                  See notes to schedule

                       CENTURY PACIFIC HOUSING FUND-1
------------------------------------------------------------------------------
              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                DEPRECIATION OF OPERATING PARTNERSHIPS IN WHICH
                   CPHF-I HAS LIMITED PARTNERSHIP INTERESTS
                              DECEMBER 31, 1998

NOTE 1 - DESCRIPTION OF PROPERTIES
----------------------------------

The Properties held by the Operating Partnerships in which the Partnership has invested are housing projects, primarily for families and elderly or handicapped individuals of low and moderate income.

NOTE 2 - SCHEDULE OF ENCUMBRANCES
---------------------------------


OPERATING PARTNERSHIP                   MORTGAGE        RESIDUAL       PURCHASE            OTHER
NAME AND PROPERTY NAME                     NOTES            NOTE           NOTE            NOTES              TOTAL
------------------------------------------------------------------------------------------------------------------------
CPHP-I Charter House                 $   889,916     $ 1,521,667       $     --       $       --       $  2,411,583

CPHP-II VOA/Sunset Park,
   Ltd. Sunset Park                    2,441,712       6,282,260             --           82,107          8,806,079

CPHP-III Highland Park                 1,122,097       9,736,397             --           22,697         10,881,191

CPHP-IV Forest Glen
   Estates                             1,925,470       4,203,214             --           68,905          6,197,589

CPHP-V Jaycee Towers                   2,393,207       5,063,501             --          264,703          7,721,411

CPHP-VI Edgewood                       1,915,584         903,274             --          172,496          2,991,354

CPHP-VII Gulfway Terrace               3,345,423       2,551,866             --          287,806          6,185,095

CPHP-VIII
   Sunset Townhouses                     589,770         786,176             --           17,679          1,393,625

CPHP-IX Wind Ridge                     1,329,763       2,644,713             --           64,165          4,038,641

CPHP-X Bergen Circle                   5,884,375       8,589,310             --          619,189         15,092,874

CPHP-XI Continental Terrace            2,015,592       3,394,943             --          390,833          5,801,368

CPHP-XII Yale Village                  2,361,371       4,056,822             --        1,137,151          7,555,344

CPHP-XIII Atlantis                     2,073,824       5,878,732             --           52,522          8,005,078

CPHP-XIV Kings Row                     1,363,764       3,560,494             --          469,562          5,393,820

CPHP-XV Castle Gardens                 1,420,315       2,701,640             --          303,361          4,425,316

CPHP-XVI Rockwell Villa                  513,854         908,343             --           54,982          1,477,179

CPHP-XVII London Square
   Village                             2,132,556       2,285,563             --          263,500          4,681,619

CPHP-XVIII Ascension Towers            3,108,570       5,532,626             --          335,320          8,976,516

Coleman Manor Associates
   Limited Partnership
   Coleman Manor                       2,144,583              --             --           40,000          2,184,583

CPHP-XX Holiday Heights                  876,893       2,056,291             --               --          2,933,184

CPHP-XXII Harriet Tubman
   Terrace                             1,386,216       4,578,074        221,500               --          6,185,790
------------------------------------------------------------------------------------------------------------------------
                                     $41,234,855     $77,235,906       $221,500       $4,646,978       $123,339,239
========================================================================================================================

                            CENTURY PACIFIC HOUSING FUND-1
------------------------------------------------------------------------------
                        NOTES TO SCHEDULE III - REAL ESTATE AND
                 ACCUMULATED DEPRECIATION OF OPERATING PARTNERSHIPS IN
              WHICH CPHF-I HAS LIMITED PARTNERSHIP INTERESTS - CONTINUED
                                   DECEMBER 31, 1998


NOTE 3 - RECONCILIATION OF REAL ESTATE AND ACCUMULATED DEPRECIATION
-------------------------------------------------------------------

                                                                         ACCUMULATED
                                                        COST            DEPRECIATION
                                                --------------------------------------
      Balance at December 31, 1995              $105,392,749             $31,905,875
      Additions during year:
         Improvements                              1,070,611                      --
         Depreciation                                     --               4,272,435
                                                ------------             -----------
      Balance at December 31, 1996               106,463,360              36,178,310
      Additions during year:
         Improvements                                744,144                      --
         Depreciation                                     --               4,256,632
                                                ------------             -----------

      Balance at December 31, 1997               107,207,504              40,434,942
      Additions during year:
         Improvements                                864,012                      --
         Depreciation                                     --               4,318,634
                                                ------------             -----------

                                                $108,071,516             $44,753,576
                                                ============             ===========

                                             CENTURY PACIFIC HOUSING FUND-1
-----------------------------------------------------------------------------------------------------------------------
                                       MORTGAGE LOANS ON REAL ESTATE OF OPERATING
                                            PARTNERSHIPS IN WHICH CPHF-I HAS
                                             LIMITED PARTNERSHIP INTERESTS
                                                   DECEMBER 31, 1998
                                                                                                          Schedule IV
                                                                                                          -----------
                                                                      MONTHLY
                                                                      PAYMENTS          ORIGINAL
                                                   FINAL            TO MATURITY           FACE           CARRYING
                             INTEREST             MATURITY          (NET OF HUD        AMOUNT OF         AMOUNT OF
     DESCRIPTION<F1>           RATE                 DATE              SUBSIDY)          MORTGAGE       MORTGAGE <F2>
-----------------------------------------------------------------------------------------------------------------------
First mortgages assumed
by Operating Partnerships:

Century Pacific Housing
Partnership-I (CPHP-I)
    Charter House
    Dothan, Alabama              7%              March 2013         $  8,238       $ 1,325,700         $   889,916

CPHP-II
    VOA/Sunset Park, Ltd.
    Sunset Park
    Denver, Colorado             7%             November 2014          8,592         4,859,300           2,441,712

CPHP-III
    Highland Park
    Topeka, Kansas               3%                December           10,835         2,914,500           1,122,097
                                                    2008
CPHP-IV
    Forest Glen Estates
    Kansas City, Kansas        7.5%               April 2013           6,582         2,787,000           1,925,470

CPHP-VI
    Edgewood
    Danville, Illinois        3% plus             March 2013          18,155         2,360,000           1,915,584
                           treasury bill
                                rate
CPHP-VII
    Gulfway Terrace
    New Orleans, Louisiana       7%               June 2015           13,576         3,616,200           3,345,423

CPHP-IX
    Wind Ridge
    Wichita, Kansas            8.5%             November 2010          4,544         2,010,900           1,329,763

CPHP-X
    Bergen Circle
    Springfield,              6.92%               March 2018          24,646         7,381,100           5,884,375
    Massachusetts

CPHP-V
    Jaycee Towers
    Dayton, Ohio               8.5%               September            7,387         3,361,200           2,393,207
                                                    2012

CPHP-VIII
    Sunset Townhouses
    Newton, Kansas             8.5%               September            1,819           828,300             589,770
                                                    2012
-----------------------------------------------------------------------------------------------------------------------
BALANCE BROUGHT FORWARD                                              104,374        31,444,200          21,837,317
-----------------------------------------------------------------------------------------------------------------------


                                             CENTURY PACIFIC HOUSING FUND-1
-----------------------------------------------------------------------------------------------------------------------
                                       MORTGAGE LOANS ON REAL ESTATE OF OPERATING
                                            PARTNERSHIPS IN WHICH CPHF-I HAS
                                             LIMITED PARTNERSHIP INTERESTS
                                                   DECEMBER 31, 1998
                                                                                                          Schedule IV
                                                                                                          -----------
                                                                      MONTHLY
                                                                      PAYMENTS          ORIGINAL
                                                   FINAL            TO MATURITY           FACE           CARRYING
                             INTEREST             MATURITY          (NET OF HUD        AMOUNT OF         AMOUNT OF
    DESCRIPTION <F1>           RATE                 DATE              SUBSIDY)          MORTGAGE       MORTGAGE <F2>
-----------------------------------------------------------------------------------------------------------------------
    BALANCE BROUGHT
FORWARD                                                             $104,374       $31,444,200         $21,837,317

CPHP-XI
    Continental Terrace
    Fort Worth, Texas            7%             March 2013            18,659         3,002,600           2,015,592

CPHP-XII
    Yale Village
    Houston, Texas               7%             June 2015             12,400         3,363,300           2,361,371

CPHP-XIII
    Atlantis
    Virginia Beach, Virginia   8.5%             March 2012             7,200         2,946,500           2,073,824

CPHP-XIV
    Kings Row
    Houston, Texas            7.05%            August 2011            13,925         2,116,000           1,363,764

CPHP-XV
    Castle Gardens
    Lubbock, Texas             8.5%              June 2015            14,353         1,949,900           1,420,315

CPHP-XVI
    Rockwell Villa                               September
    Oklahoma City, Oklahoma      7%                 2013               1,922           812,700             513,854


CPHP-XVII
    London Square Village
    Oklahoma City, Oklahoma    7.5%              June 2012             7,787         3,153,900           2,132,556

CPHP-XVIII
    Ascension Towers
    Memphis, Tennessee           7%               May 2015             9,506         4,290,000           3,108,570

Coleman Manor Associates
    Limited Partnership
       Coleman Manor
       Baltimore, Maryland      10%              July 2029            12,545         2,365,000           2,144,583

CPHP-XX
    Holiday Heights
    Fort Worth, Texas            7%              April 2014            2,787         1,252,700             876,893

CPHP-XXII
    Harriet Tubman Terrace
    Berkeley, California         7%             October 2015           4,155         1,882,700           1,386,216
-----------------------------------------------------------------------------------------------------------------------
                                                                    $209,613       $58,579,500         $41,234,855
=======================================================================================================================

                                                 See notes to schedule


                                             CENTURY PACIFIC HOUSING FUND-1
-----------------------------------------------------------------------------------------------------------------------
                                       MORTGAGE LOANS ON REAL ESTATE OF OPERATING
                                            PARTNERSHIPS IN WHICH CPHF-I HAS
                                             LIMITED PARTNERSHIP INTERESTS
                                                   DECEMBER 31, 1998
                                                                                                          Schedule IV
                                                                                                          -----------
                                                                      MONTHLY
                                                                      PAYMENTS          ORIGINAL
                                                   FINAL            TO MATURITY           FACE           CARRYING
                             INTEREST             MATURITY          (NET OF HUD        AMOUNT OF         AMOUNT OF
    DESCRIPTION <F1>           RATE                 DATE              SUBSIDY)          MORTGAGE       MORTGAGE <F2>
-----------------------------------------------------------------------------------------------------------------------
Residual notes (second
mortgages):

Century Pacific Housing
Partnership-I (CPHP-I)
    Charter House
    Dothan, Alabama            <F1>               December              <F1>       $   781,581         $ 1,521,667
                                                    2002

CPHP-II
    VOA/Sunset Park, Ltd.
    Sunset Park
    Denver, Colorado           <F1>               December              <F1>         2,462,936           6,282,260
                                                    2002

CPHP-III
    Highland Park
    Topeka, Kansas             <F1>               December              <F1>         3,936,695           9,736,397
                                                    2002

CPHP-IV
    Forest Glen Estates
    Kansas City, Kansas        <F1>               December              <F1>         1,733,923           4,203,214
                                                    2002

CPHP-VI
    Edgewood
    Danville, Illinois         <F1>               December              <F1>           415,192             903,274
                                                    2002

CPHP-VII
    Gulfway Terrace
    New Orleans, Louisiana     <F1>               December              <F1>         1,255,000           2,551,866
                                                    2002

CPHP-IX
    Wind Ridge
    Wichita, Kansas            <F1>               December              <F1>         1,053,084           2,644,713
                                                    2003

CPHP-X
    Bergen Circle
    Springfield, Massachusetts <F1>              July 2013              <F1>         3,547,072           8,589,310

CPHP-V
    Jaycee Towers
    Dayton, Ohio               <F1>             October 2005            <F1>         2,245,673           5,063,501

CPHP-VIII
    Sunset Townhouses
    Newton, Kansas             <F1>             August 2003             <F1>           341,229             786,176
-----------------------------------------------------------------------------------------------------------------------
BALANCE BROUGHT FORWARD                                                             17,772,385          42,282,378
-----------------------------------------------------------------------------------------------------------------------


                                             CENTURY PACIFIC HOUSING FUND-1
-----------------------------------------------------------------------------------------------------------------------
                                       MORTGAGE LOANS ON REAL ESTATE OF OPERATING
                                            PARTNERSHIPS IN WHICH CPHF-I HAS
                                             LIMITED PARTNERSHIP INTERESTS
                                                   DECEMBER 31, 1998
                                                                                                          Schedule IV
                                                                                                          -----------
                                                                      MONTHLY
                                                                      PAYMENTS          ORIGINAL
                                                   FINAL            TO MATURITY           FACE           CARRYING
                             INTEREST             MATURITY          (NET OF HUD        AMOUNT OF         AMOUNT OF
    DESCRIPTION <F1>           RATE                 DATE              SUBSIDY)          MORTGAGE       MORTGAGE <F2>
-----------------------------------------------------------------------------------------------------------------------
BALANCE BROUGHT FORWARD                                                            $17,772,385         $42,282,378

CPHP-XI
    Continental Terrace
    Fort Worth, Texas          <F1>             October 2003            <F1>         1,595,364           3,394,943

CPHP-XII
    Yale Village
    Houston, Texas             <F1>             August 2003             <F1>         1,255,000           4,056,822

CPHP-XIII
    Atlantis
    Virginia Beach, Virginia   <F1>              July 2003              <F1>         2,552,584           5,878,732

CPHP-XIV
    Kings Row
    Houston, Texas             <F1>             August 2003             <F1>         1,537,518           3,560,494

CPHP-XV
    Castle Gardens
    Lubbock, Texas             <F1>              July 2003              <F1>         1,160,247           2,701,640

CPHP-XVI
    Rockwell Villa
    Oklahoma City, Oklahoma    <F1>              July 2003              <F1>           398,629             908,343

CPHP-XVII
    London Square Village
    Oklahoma City, Oklahoma    <F1>              July 2003              <F1>           979,071           2,285,563

CPHP-XVIII
    Ascension Towers
    Memphis, Tennessee         <F1>             August 2003             <F1>         2,404,667           5,532,626

CPHP-XX
    Holiday Heights
    Fort Worth, Texas          <F1>             October 2004            <F1>           909,472           2,056,291

CPHP-XXII
    Harriet Tubman Terrace
    Berkeley, California       <F1>               December              <F1>         2,036,000           4,578,074
                                                    2003
-----------------------------------------------------------------------------------------------------------------------
                                                                                   $32,600,937         $77,235,906
=======================================================================================================================


                                                      See notes to schedule

                         CENTURY PACIFIC HOUSING FUND-1
------------------------------------------------------------------------------
                NOTES TO SCHEDULE IV - MORTGAGE LOANS ON REAL
                   ESTATE OF OPERATING PARTNERSHIPS IN WHICH
                   CPHF-I HAS LIMITED PARTNERSHIP INTERESTS
                               DECEMBER 31, 1998

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

NOTE 2 - RECONCILIATION OF MORTGAGES AND RESIDUAL NOTES
         ----------------------------------------------

                                                                     FOR THE YEAR ENDED
                                                                     DECEMBER 31, 1998
                                                    --------------------------------------------------
                                                        MORTGAGE                          RESIDUAL
                                                         LOANS                              NOTES
                                                    ---------------                     --------------
            Balance at December 31, 1995             $44,540,052                         $60,976,263
               Additions during year:
               Accrued interest                               --                           5,041,436
            Deductions during year:
               Payments                               (1,242,226)                                 --
                                                    ---------------                     --------------
            Balance at December 31, 1996              43,297,826                          66,017,699
               Additions during year:
                  Accrued interest                            --                           5,288,652
               Deductions during year:
                  Payments                            (1,329,889)                                 --
                                                    ---------------                     --------------
            Balance at December 31, 1997              41,967,937                          71,306,351
               Additions during year:
                  Accrued interest                            --                           5,929,555
               Deductions during year:
                  Payments                              (733,082)                                 --
                                                    ---------------                     --------------
                                                     $41,234,855                         $77,235,906
                                                    ===============                     ==============

================================================================================


                           COLEMAN MANOR ASSOCIATES
                              LIMITED PARTNERSHIP
                             FINANCIAL STATEMENTS
                               DECEMBER 31, 1998



================================================================================


CONTENTS
==========================================================================================================
                                                                                                      PAGE
Independent Auditors' Report                                                                         1 - 2

Balance Sheet                                                                                        3 - 4

Statement Of Profit And Loss                                                                         5 - 6

Statement Of Partners' Equity                                                                            7

Statement Of Cash Flows                                                                              8 - 9

Notes To Financial Statements                                                                      10 - 14

Supporting Data Required By HUD                                                                    15 - 17

Independent Auditors' Report On Internal
      Controls                                                                                     18 - 19

Independent Auditors' Report On Compliance With
      Specific Requirements Applicable To Major HUD
      Programs                                                                                     20 - 21

Independent Auditors' Report On Compliance With
      Specific Requirements Applicable To Fair Housing
      And Non-Discrimination                                                                            22

Schedule Of Findings And Questioned Costs                                                          23 - 25

Auditors' Comments On Audit Resolution Matters
      Relating To The HUD Programs                                                                      26

Mortgagor's Certification                                                                               27

Management Agent's Certification                                                                        28

Auditor's Transmittal Letter                                                                            29

S2300-020                INDEPENDENT AUDITORS' REPORT


To The Partners
Coleman Manor Associates Limited Partnership


We have audited the accompanying balance sheet of Coleman Manor Associates Limited Partnership, Project No. 052-35464, a limited partnership, as of December 31, 1998 and the related statements of profit and loss, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coleman Manor Associates Limited Partnership as of December 31, 1998 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information (shown on pages 15 to 17) is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 26, 1999 on our consideration of Coleman Manor Associates Limited Partnership's internal controls and a report dated January 26, 1999 on its compliance with laws and regulations.

Board of Directors
Coleman Manor Associates Limited Partnership                            Page 2
------------------------------------------------------------------------------

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 6, the Partnership's contract with the U.S. Department of Housing and Urban Development (HUD) for housing assistance payments is due to expire in 1999. This matter raises substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




January 26, 1999

                                             CENTURY PACIFIC HOUSING FUND-1
----------------------------------------------------------------------------------------------------------------
                                                     BALANCE SHEET
                                                      PAGE 1 OF 2
                                                   DECEMBER 31, 1998



                                                         ASSETS
CURRENT ASSETS
    1120    Cash - operations                                                                     $   21,029
    1130    Tenant accounts receivable                                                                   366
    1135    Accounts receivable - HUD                                                                  2,521
    1200    Miscellaneous prepaid expenses                                                            23,529
                                                                                                --------------
    1100T       TOTAL CURRENT ASSETS                                                                  47,445
                                                                                                --------------
DEPOSITS HELD IN TRUST - FUNDED
    1191    Tenant deposits held in trust                                                              6,382
                                                                                                --------------
RESTRICTED DEPOSITS AND FUNDED RESERVES
    1310    Escrow deposits                                                                           20,409
    1320    Replacement reserve                                                                       33,820
                                                                                                --------------
    1300T       TOTAL DEPOSITS                                                                        54,229
                                                                                                --------------
FIXED ASSETS
    1410    Land                                                                                      61,281
    1420    Buildings                                                                              3,426,317
    1465    Office furniture and equipment                                                           118,634
                                                                                                --------------
    1400T   Total Fixed Assets                                                                     3,606,232
    1495    Less:  Accumulated depreciation                                                        1,331,772
                                                                                                --------------
    1400N       NET FIXED ASSETS                                                                   2,274,460
                                                                                                --------------
OTHER ASSETS
    1520    Intangible assets - loan costs                                                           101,431
                                                                                                --------------
    1520    Intangible assets - credit application and
                compliance fees                                                                       14,869
                                                                                                --------------
    1500T     TOTAL OTHER ASSETS                                                                     116,300
                                                                                                --------------
    1000T     TOTAL ASSETS                                                                        $2,498,816
                                                                                                ==============


----------------------------------------------------------------------------------------------------------------
See the accompanying report letter and notes to financial statements.                                     Page 3



                                             CENTURY PACIFIC HOUSING FUND-1
----------------------------------------------------------------------------------------------------------------
                                                     BALANCE SHEET
                                                      PAGE 2 OF 2
                                                   DECEMBER 31, 1998



                                                      LIABILITIES

CURRENT LIABILITIES
    2110    Accounts payable - operations                                                         $    7,374
    2120    Accrued wages payable                                                                      2,112
    2113    Accounts payable - entity                                                                169,954
    2131    Accrued interest payable - first mortgage                                                 14,959
    2170    Mortgage payable - first mortgage (short-term)                                             8,590
    2172    Mortgage payable - second mortgage (short-term)                                            1,355
    2210    Prepaid revenue                                                                              414
                                                                                                --------------
    2122T       TOTAL CURRENT LIABILITIES                                                            204,758
                                                                                                --------------
DEPOSIT AND PREPAYMENT LIABILITIES
    2191    Tenant deposits held in trust (contra)                                                     6,655
                                                                                                --------------

LONG-TERM LIABILITIES
    2320    Mortgage payable - first mortgage                                                      1,422,822
    2322    Mortgage payable - second mortgage                                                       711,816
    2324    Other loans and notes payable                                                             40,000
                                                                                                --------------
    2300T       TOTAL LONG-TERM LIABILITIES                                                        2,174,638
                                                                                                --------------
    2000T       TOTAL LIABILITIES                                                                  2,386,051

                                                    PARTNERS' EQUITY

    3130    Partners' equity                                                                         112,765
                                                                                                --------------
    2033T       TOTAL LIABILITIES AND PARTNERS' EQUITY                                           $ 2,498,816
                                                                                                ==============


----------------------------------------------------------------------------------------------------------------
See the accompanying report letter and notes to financial statements.                                     Page 4

                                             CENTURY PACIFIC HOUSING FUND-1
-----------------------------------------------------------------------------------------------------------------------
                                              STATEMENT OF PROFIT AND LOSS
                                          FOR THE YEAR ENDED DECEMBER 31, 1998

-----------------------------------------------------------------------------------------------------------------------
   PART 1                      DESCRIPTION OF ACCOUNT                       ACCT. NO.        AMOUNT
-----------------------------------------------------------------------------------------------------------------------
                        Rent Revenue - Gross Potential                        5120         $  47,225
                      ------------------------------------------------------------------------------------
                        Tenant Assistance Payments                            5121         $ 325,475
                      ------------------------------------------------------------------------------------
                        Rent Revenue - Stores and Commercial                  5140         $
                      ------------------------------------------------------------------------------------
                        Garage and Parking Spaces                             5170         $
                      ------------------------------------------------------------------------------------
                        Flexible Subsidy Revenue                              5180         $
   RENT               ------------------------------------------------------------------------------------
 REVENUE                Miscellaneous Rent Revenue                            5190         $
   5100               ------------------------------------------------------------------------------------
                        Excess Rent                                           5191         $
                      ------------------------------------------------------------------------------------
                        Rent Revenue/Insurance                                5192         $
                      ------------------------------------------------------------------------------------
                        Special Claims Revenue                                5193         $
                      ------------------------------------------------------------------------------------
                        Retained Excess Income                                5194         $
                      -------------------------------------------------------------------------------------------------
                           TOTAL RENT REVENUE                                5100T                          $ 372,700
-----------------------------------------------------------------------------------------------------------------------
                        Apartments                                            5220         $   6,541
                      ------------------------------------------------------------------------------------
                        Stores and Commercial                                 5240         $
                      ------------------------------------------------------------------------------------
                        Rental Concessions                                    5250         $
   VACANCIES          ------------------------------------------------------------------------------------
     5200               Garage and Parking Space                              5270         $
                      ------------------------------------------------------------------------------------
                        Miscellaneous                                         5290         $
                      -------------------------------------------------------------------------------------------------
                           TOTAL VACANCIES                                   5200T                          $   6,541
                      -------------------------------------------------------------------------------------------------
                           NET RENTAL REVENUE Rent Revenue Less Vacancies    5152N                          $ 366,159
-----------------------------------------------------------------------------------------------------------------------
                        Nursing Homes/Assisted Living/Board and Care/Other
     5300             -------------------------------------------------------------------------------------------------
                           Elderly Care/Coop/ and Other Revenues              5300         $
-----------------------------------------------------------------------------------------------------------------------
                        Financial Revenue - Project Operations                5410         $     711
                      ------------------------------------------------------------------------------------
                        Revenue from Investments - Residual Receipts          5430         $
   FINANCIAL          ------------------------------------------------------------------------------------
    REVENUE             Revenue from Investments - Replacement Reserve        5440         $     680
     5400             ------------------------------------------------------------------------------------
                        Revenue from Investments - Miscellaneous              5490         $
                      -------------------------------------------------------------------------------------------------
                           TOTAL FINANCIAL REVENUE                           5400T                          $   1,391
-----------------------------------------------------------------------------------------------------------------------
                        Laundry and Vending Revenue                           5910         $   1,826
                      ------------------------------------------------------------------------------------
                        Tenant Charges                                        5920         $     518
                      ------------------------------------------------------------------------------------
     OTHER              Interest Reduction Payments Revenue                   5945         $
    REVENUE           ------------------------------------------------------------------------------------
     5900               Miscellaneous Revenue                                 5990         $     250
                      -------------------------------------------------------------------------------------------------
                           TOTAL OTHER REVENUE                               5900T                          $   2,594
                      -------------------------------------------------------------------------------------------------
                           TOTAL REVENUE                                     5000T                          $ 370,144
-----------------------------------------------------------------------------------------------------------------------
                        Conventions and Meetings                              6203         $
                      ------------------------------------------------------------------------------------
                        Management Consultants                                6204         $
                      ------------------------------------------------------------------------------------
                        Advertising and Marketing                             6210         $     100
                      ------------------------------------------------------------------------------------
                        Other Renting Expenses                                6250         $     100
                      ------------------------------------------------------------------------------------
                        Office Salaries                                       6310         $  17,122
                      ------------------------------------------------------------------------------------
                        Office Expenses                                       6311         $   6,738
                      ------------------------------------------------------------------------------------
                        Office or Model Apartment Rent                        6312         $
                      ------------------------------------------------------------------------------------
                        Management Fee                                        6320         $  20,229
 ADMINISTRATIVE       ------------------------------------------------------------------------------------
   EXPENSES             Manager or Superintendent Salaries                    6330         $
   6200/6300          ------------------------------------------------------------------------------------
                        Administrative Rent Free Unit                         6331         $   7,454
                      ------------------------------------------------------------------------------------
                        Legal Expense - Project                               6340         $      16
                      ------------------------------------------------------------------------------------
                        Audit Expense                                         6350         $   5,000
                      ------------------------------------------------------------------------------------
                        Bookkeeping Fees/Accounting Services                  6351         $   6,600
                      ------------------------------------------------------------------------------------
                        Bad Debts                                             6370         $   1,030
                      ------------------------------------------------------------------------------------
                        Miscellaneous Administrative Expenses                 6390         $   1,842
                      -------------------------------------------------------------------------------------------------
                           TOTAL ADMINISTRATIVE EXPENSES                     6263T                          $  66,231
-----------------------------------------------------------------------------------------------------------------------
                        Fuel Oil/Coal                                         6420         $
                      ------------------------------------------------------------------------------------
                        Electricity                                           6450         $   6,820
   UTILITIES          ------------------------------------------------------------------------------------
    EXPENSE             Water                                                 6451         $   1,152
                      ------------------------------------------------------------------------------------
                        Gas                                                   6452         $
                      ------------------------------------------------------------------------------------
                        Sewer                                                 6453         $   2,703
                      -------------------------------------------------------------------------------------------------

                      -------------------------------------------------------------------------------------------------
                           TOTAL UTILITIES EXPENSE                           6400T                          $  10,675
                      -------------------------------------------------------------------------------------------------
                                    TOTAL EXPENSES (CARRY FORWARD TO PAGE2)                                 $  76,906
-----------------------------------------------------------------------------------------------------------------------
                                                      Page 1 of 2


-----------------------------------------------------------------------------------------------------------------------
See the accompanying report letter and notes to financial statements.                                            Page 5




Project Name:  Coleman Manor Associates Limited Partnership
-----------------------------------------------------------------------------------------------------------------------
                                                                        BALANCE CARRIED FORWARD             $  76,906
-----------------------------------------------------------------------------------------------------------------------
                        Payroll                                               6510         $  33,596
                      ------------------------------------------------------------------------------------
                        Supplies                                              6515         $  10,748
                      ------------------------------------------------------------------------------------
                        Contracts                                             6520         $  13,316
                      ------------------------------------------------------------------------------------
                        Operating and Maintenance Rent Free Unit              6521         $
                      ------------------------------------------------------------------------------------
                        Garbage and Trash Removal                             6525         $   1,650
   OPERATING          ------------------------------------------------------------------------------------
  MAINTENANCE           Security Payroll/Contract                             6530         $
   EXPENSES           ------------------------------------------------------------------------------------
     6500               Security Rent Free Unit                               6531         $
                      ------------------------------------------------------------------------------------
                        Heating/Cooling Repairs and Maintenance               6546         $   3,640
                      ------------------------------------------------------------------------------------
                        Snow Removal                                          6548         $
                      ------------------------------------------------------------------------------------
                        Vehicle and Maintenance Equipment Operation
                           and Repairs                                        6570         $
                      ------------------------------------------------------------------------------------
                        Miscellaneous Operating and Maintenance Expenses      6590         $   2,471
                      -------------------------------------------------------------------------------------------------
                           TOTAL OPERATING AND MAINTENANCE EXPENSES          6500T                          $  65,421
-----------------------------------------------------------------------------------------------------------------------
                        Real Estate Taxes                                     6710         $  36,535
                      ------------------------------------------------------------------------------------
                        Payroll Taxes (Project's Share)                       6711         $   3,972
                      ------------------------------------------------------------------------------------
                        Property and Liability Insurance (Hazard)             6720         $   4,271
     TAXES            ------------------------------------------------------------------------------------
      AND               Fidelity Bond Insurance                               6721         $
   INSURANCE          ------------------------------------------------------------------------------------
     6700               Workmen's Compensation                                6722         $   1,529
                      ------------------------------------------------------------------------------------
                        Health Insurance and Other Employee Benefits          6723         $   4,050
                      ------------------------------------------------------------------------------------
                        Miscellaneous Taxes, Licenses, Permits and Insurance  6790         $   1,332
                      -------------------------------------------------------------------------------------------------
                           TOTAL TAXES AND INSURANCE                         6700T                          $  51,689
-----------------------------------------------------------------------------------------------------------------------
                        Interest on Mortgage Payable                          6820         $ 142,975
                      ------------------------------------------------------------------------------------
                        Interest on Notes Payable (Long-Term)                 6830         $   7,140
   FINANCIAL          ------------------------------------------------------------------------------------
   EXPENSES             Interest on Notes Payable (Short-Term)                6840         $
     6800             ------------------------------------------------------------------------------------
                        Mortgage Insurance Premium/Service Charge             6850         $   7,186
                      ------------------------------------------------------------------------------------
                        Miscellaneous Financial Expenses                      6890         $
                      -------------------------------------------------------------------------------------------------
                           TOTAL FINANCIAL EXPENSES                          6800T                          $ 157,301
-----------------------------------------------------------------------------------------------------------------------
                        Nursing Homes/ Assisted Living/ Board and Care/ Other
     6900             -------------------------------------------------------------------------------------------------
                           Elderly Care Expenses                              6900         $
-----------------------------------------------------------------------------------------------------------------------
                           TOTAL COST OF OPERATIONS BEFORE
                              DEPRECIATION AND AMORTIZATION                  6000T                          $ 351,317
-----------------------------------------------------------------------------------------------------------------------
                           PROFIT (LOSS) BEFORE DEPRECIATION
                              AND AMORTIZATION                               5060T                          $  18,827
-----------------------------------------------------------------------------------------------------------------------
                        Depreciation Expense                                  6600         $ 135,879
                      ------------------------------------------------------------------------------------
                        Amortization Expense                                  6610         $   6,580
                      -------------------------------------------------------------------------------------------------
                           TOTAL DEPRECIATION AND AMORTIZATION                                              $ 142,459
                      -------------------------------------------------------------------------------------------------
                           OPERATING PROFIT OR (LOSS)                        5060N                          $(123,632)
-----------------------------------------------------------------------------------------------------------------------
                        Officer's Salaries                                    7110         $
                      ------------------------------------------------------------------------------------
                        Legal Expenses                                        7120         $
                      ------------------------------------------------------------------------------------
                        Federal, State, and Other Income Taxes                7130         $
 CORPORATE OR         ------------------------------------------------------------------------------------
   MORTGAGOR            Interest Income                                       7140         $
    ENTITY            ------------------------------------------------------------------------------------
   EXPENSES             Interest on Notes Payable                             7141         $
     7100             ------------------------------------------------------------------------------------
                        Interest on Mortgage Payable                          7142         $
                      ------------------------------------------------------------------------------------
                        Other Expenses - Asset and supervisory management fee 7190         $  19,800
                      -------------------------------------------------------------------------------------------------
                           NET ENTITY EXPENSES                               7100T                          $  19,800
                      -------------------------------------------------------------------------------------------------
                           PROFIT OR LOSS (NET INCOME OR LOSS)                3250                          $(143,432)
-----------------------------------------------------------------------------------------------------------------------
MISCELLANEOUS OR OTHER INCOME AND EXPENSE SUB-ACCOUNT GROUPS.  If miscellaneous or other income and/or expense sub-accounts (5190, 5290, 5490, 5990, 6390, 6590, 6790, 6890 and 7190) exceed the Account Groupings by 10% or more, attach a separate schedule describing or explaining the miscellaneous income or expense.
-----------------------------------------------------------------------------------------------------------------------

PART II
-----------------------------------------------------------------------------------------------------------------------
   1.    Total mortgage principal payments required during the audit year (12 monthly payments).
         This applies to all direct loans and HUD-held and fully insured mortgages.  Any HUD
         approved second mortgages should be included in the figures. (Account S1000-010)                   $   7,016
-----------------------------------------------------------------------------------------------------------------------
   2.    Total of 12 monthly deposits in the audit year into the Replacement Reserve account, as required by the Regulatory Agreement even if payments may be temporarily suspended or
         reduced. (Account S1000-020)                                                                       $   5,910
-----------------------------------------------------------------------------------------------------------------------
   3.    Replacement Reserves or Residual Receipts and Releases which are included as expense items
         on this Profit and Loss Statement.  (Account S1000-030)                                            $
-----------------------------------------------------------------------------------------------------------------------
   4.    Project Improvement Reserve Releases under the Flexible Subsidy Program that are included
         as expense items on this Profit and Loss Statement.  (Account S1000-040)                           $
-----------------------------------------------------------------------------------------------------------------------
                                                      Page 2 of 2


-----------------------------------------------------------------------------------------------------------------------
See the accompanying report letter and notes to financial statements.                                            Page 6

                    CENTURY PACIFIC HOUSING FUND-1
                    STATEMENT OF PARTNERS' EQUITY
                  FOR THE YEAR ENDED DECEMBER 31, 1998


S1100-010         BEGINNING OF YEAR                                $  256,197

3250              NET INCOME/LOSS                                    (143,432)
                                                                 ---------------
3130              END OF YEAR                                      $  112,765
                                                                 ===============

-------------------------------------------------------------------------------
See the accompanying report letter and notes to financial
statements.                                                              Page 7

                                             CENTURY PACIFIC HOUSING FUND-1
----------------------------------------------------------------------------------------------------------------------
                                                STATEMENT OF CASH FLOWS
                                                      PAGE 1 OF 2
                                          FOR THE YEAR ENDED DECEMBER 31, 1998

                                                                                ACCOUNT                  AMOUNT
                                                                             --------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
           Receipts:
S1200-010       Rental receipts                                                                        $ 369,257
S1200-020       Interest receipts                                                                          1,391
S1200-030       Other operating receipts                                                                     266
                                                                                                     -------------
S1200-040          Total Receipts                                                                        370,914
                                                                                                     -------------

           Disbursements:
S1200-050       Administrative                                                                           (43,626)
S1200-070       Management fee                                                                           (20,229)
S1200-090       Utilities                                                                                (10,675)
S1200-100       Salaries and wages                                                                       (32,939)
S1200-110       Operating and maintenance                                                                (31,825)
S1200-120       Real estate taxes                                                                        (36,444)
S1200-140       Property insurance                                                                       (11,796)
S1200-150       Miscellaneous taxes and insurance                                                         (3,972)
S1200-160       Tenant security deposits                                                                     273
S1200-180       Interest on mortgages                                                                   (150,579)
S1200-210       Mortgage insurance premium (MIP)                                                          (7,186)
                                                                                                     -------------
S1200-230      Total Disbursements                                                                      (348,998)
                                                                                                     -------------
S1200-240          NET CASH PROVIDED BY OPERATING ACTIVITIES                                              21,916
                                                                                                     -------------

CASH FLOWS FROM INVESTING ACTIVITIES
S1200-245       Net withdrawal from the mortgage escrow account                                              921
S1200-250       Net deposits to the reserve for replacement account                                       (6,590)
                                                                                                     -------------
S1200-350          NET CASH USED IN INVESTING ACTIVITIES                                                  (5,669)
                                                                                                     -------------

CASH FLOWS FROM FINANCING ACTIVITIES
S1200-360       Mortgage principal payments                                                               (8,372)
S1200-455       Entity/Construction financing activities:
S1200-456       Management fees paid                                          S1200-457                   (3,000)
                                                                                                     -------------
S1200-460          NET CASH USED IN FINANCING ACTIVITI                                                   (11,372)
                                                                                                     -------------

S1200-470          NET INCREASE IN CASH                                                                    4,875


S1200-480          BEGINNING OF PERIOD CASH                                                               16,154
                                                                                                     -------------

S1200T         END OF PERIOD CASH                                                                      $  21,029
                                                                                                     =============


----------------------------------------------------------------------------------------------------------------------
See the accompanying report letter and notes to financial statements.                                           Page 8

                                             CENTURY PACIFIC HOUSING FUND-1
----------------------------------------------------------------------------------------------------------------------
                                                STATEMENT OF CASH FLOWS
                                                      PAGE 2 OF 2
                                          FOR THE YEAR ENDED DECEMBER 31, 1998
                                                                                ACCOUNT                  AMOUNT
                                                                              ------------------------------------
RECONCILIATION OF NET LOSS TO NET CASH
       PROVIDED BY OPERATING ACTIVITIES
3250   Net loss                                                                                        $(143,432)
       Adjustments to reconcile net loss to net cash
          provided by operating activities:
6600         Depreciation                                                                              $ 135,879
6610         Amortization                                                                                  6,580
          Change in assets and liabilities:
S1200-490       Increase in tenant accounts receivable                                                      (264)
S1200-500       Decrease in accounts receivable - other                                                    2,098
S1200-520       Increase in prepaid expenses                                                                (523)
S1200-530       Decrease in cash restricted for tenant security deposits                                     202
S1200-540       Increase in accounts payable                                                               2,376
S1200-560       Increase in accrued liabilities                                                              193
S1200-580       Increase in tenant security deposits held in trust                                            71
S1200-590       Decrease in prepaid revenue                                                               (1,064)
S1200-605       Increase in entity/construction liability accounts
S1200-606          Management fee expense                                              S1200-607          19,800
                                                                                                     -------------
S1200-610       NET CASH PROVIDED BY OPERATING ACTIVITIES                                              $  21,916
                                                                                                     =============



----------------------------------------------------------------------------------------------------------------------
See the accompanying report letter and notes to financial statements.                                           Page 9

                        CENTURY PACIFIC HOUSING FUND-1
------------------------------------------------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1998



1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (S3100-010)

         The Partnership is organized as a limited partnership formed under the laws of the State of Maryland on May 16, 1988 to acquire an interest in .723 acres of land in Baltimore City, Maryland, and to construct and operate thereon an apartment complex of 50 units under
         Section 221(d)(3) of the National Housing Act. Such projects are regulated by the U.S. Department of Housing and Urban Development
         (HUD) as to rent charges and operating methods. The regulatory agreements limit annual distributions of net operating receipts to "surplus cash" available at the end of each year. There was no "surplus cash" as of December 31, 1998.

         The following significant accounting policies have been followed in the preparation of the financial statements:

                  Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

                  The Partnership provides an allowance for doubtful accounts equal to the estimated collection losses that will be incurred in collection of all receivables. The estimated losses are based on a review of the current status of the existing receivables. No allowance for doubtful accounts was provided for at December 31, 1998 as none was deemed necessary by management.

                  Depreciation is provided using primarily the straight-line method over the estimated useful lives of the assets ranging from seven to twenty-seven years.

                  The replacement reserve can only be used for improvements to buildings upon prior approval of HUD.


------------------------------------------------------------------------------
See the accompanying report letter.                                    Page 10

CENTURY PACIFIC HOUSING FUND-1
------------------------------------------------------------------------------
Notes To Financial Statements (Continued)

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


2.       MORTGAGES PAYABLE (S3100-050)

         Permanent financing of the project has been provided by three mortgages. The related notes are nonrecourse and are secured by the Partnership's real estate.

         The first mortgage is insured by the Federal Housing Administration
         (FHA) and collateralized by a deed of trust on the rental property. The mortgage bears interest at a rate of 10% and is payable in monthly installments of $12,545 (including principal and interest) through July 2029.

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

         SUBORDINATED MORTGAGE PAYABLE

         The second mortgage, a variable interest loan through Community Development Administration (CDA) of Maryland, is serviced by Bogman, Inc. The note matures on July 1, 2029 and is payable as follows:

         1. Beginning August 1, 1990, fifteen annual payments of $8,500 are due, which includes interest at 1% annum.



------------------------------------------------------------------------------
See the accompanying report letter.                                    Page 11

CENTURY PACIFIC HOUSING FUND-1
------------------------------------------------------------------------------
Notes To Financial Statements (Continued)

         2. Beginning August 1, 2005, annual payments are due including interest at 10%, in an amount sufficient to amortize the principal balance over the remaining term of the loan.

         SUBORDINATED PURCHASE MONEY MORTGAGE PAYABLE

         This mortgage is with the Mayor and City Council of Baltimore and is non-interest bearing. The full balance is due on September 1, 2029.

         The scheduled maturities of the mortgages payable at December 31, 1998 are as follows: (S3100-x1x)

                      YEAR                        ACCOUNT                        AMOUNT
                   -----------------------------------------------------------------------
                     1999                        S3100-060                   $     9,945
                     2000                        S3100-070                        10,855
                     2001                        S3100-080                        11,860
                     2002                        S3100-090                        12,960
                     2003                        S3100-100                        14,000
                     Thereafter                  S3100-110                     2,124,963
                   -----------------------------------------------------------------------
                                                                             $ 2,184,583
                   =======================================================================

3.       COMMITMENTS (S3100-X3X) (S3100-240)

         The Partnership has entered into regulatory agreements with HUD which regulate, among other things, the rents which may be charged for apartment units in the project, prohibit the sale of the project without HUD consent, limit the annual distribution of cash flow to the partners and otherwise regulate the relationship between the Partnership and HUD.

         The Department of Housing and Urban Development, under the U.S. Housing Act of 1937, 42 U.S.C. 1437, and Department of Housing and Urban Development Act, 42 U.S.C. 3531, has contracted with the Partnership to make housing assistance payments to the Partnership on behalf of qualified tenants. The current agreement, dated January 31, 1998, is for a term of 12 months and covers all 50 units at the Project. The current agreement expires December 31, 1999. During 1998, the Partnership received $325,475 in tenant assistance payments under the agreement.


------------------------------------------------------------------------------
See the accompanying report letter.                                    Page 12

CENTURY PACIFIC HOUSING FUND-1
------------------------------------------------------------------------------
Notes To Financial Statements (Continued)


4.       RELATED PARTY TRANSACTIONS (S3100-200)

         ASSET AND SUPERVISORY MANAGEMENT FEE (S3100-200)

         The Project has a management agreement with Century Pacific Realty Corporation (CPRC), the supervising general partner, which requires a fee of $19,800 annually. The first portion of the fee ($3,000) is to be paid out of operations. The second portion ($5,000) is to be paid out of surplus cash (as defined by HUD). The remaining balance and any unpaid portions of the above may be paid out of capital transactions. As of December 31, 1998, $169,954 of this fee remains unpaid.

         INCENTIVE MANAGEMENT FEE (S3100-200)

         The Project has an incentive management agreement with the managing general partner. The fee is to be equal to 60% of surplus cash (as defined by HUD) net of the second portion ($5,000) of the asset and supervisory management fee. There were no fees charged nor payments made related to this fee in 1998.

         S3100-210      Century Pacific Realty Corporation

         S3100-220      $3,000

         S3100-210      Mt. Washington Management Group, Inc.

         S3100-220      $20,229

         MANAGEMENT FEE (S3100-230)

         Mt. Washington Management Group, Inc., an affiliate of the general partners, is the exclusive agent for the management of the property. The current management agreement provides for a management fee equal to 6% of gross collections. Total management and bookkeeping fees incurred during 1998 were $20,229 and $6,600, respectively.



------------------------------------------------------------------------------
See the accompanying report letter.                                    Page 13

CENTURY PACIFIC HOUSING FUND-1
------------------------------------------------------------------------------
Notes To Financial Statements (Continued)

5.       LOW-INCOME HOUSING TAX CREDITS (S3100-240)

         The Partnership expects to generate an aggregate of $2,545,410 of low-income housing tax credits. Generally, such credits are expected to become available for use by its partners pro rata over a ten-year period beginning in 1989. In order to qualify for these credits, the Property must comply with various federal and state requirements. These requirements, include, but are not limited to, renting to low-income tenants at rental rates, which do not exceed specified percentages of area median gross income for the first 15 years of operation.


6.       GOING CONCERN (S3100-240)

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Partnership as a going concern. However, the Partnership's Housing Assistance Payments (HAP) contract with HUD is due to expire in December, 1999 (See Note 3). No extension to the contract has been granted as of January 26, 1999. Management plans to begin negotiations with HUD during 1999 with the intention of obtaining an additional term for the HAP contract. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Partnership, which in turn is dependent upon the Partnership's ability to renegotiate a new HAP contract with HUD.
         The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



------------------------------------------------------------------------------
See the accompanying report letter.                                    Page 14

                      CENTURY PACIFIC HOUSING FUND-1
------------------------------------------------------------------------------
                      SUPPORTING DATA REQUIRED BY HUD
                             DECEMBER 31, 1998


REPLACEMENT RESERVE

In accordance with the provisions of the regulatory agreement, restricted cash is held by WMF Huntoon Paige to be used for replacement of property with the approval of HUD as follows:

            1320P       Balance at beginning of year                              $ 27,230
            1320DT      Total monthly deposits                                       5,910
            1320ODT     Other deposits                                                 680
                                                                                ------------
                  1320OD-010  Interest Income
                  1320OD-020  $680

            1320        Balance at end of year, confirmed by mortgagee            $ 33,820
                                                                                ============



------------------------------------------------------------------------------
See the accompanying report letter.                                    Page 15


COMPUTATION OF SURPLUS CASH
DISTRIBUTIONS AND RESIDUAL
RECEIPTS
-----------------------------------------------------------------------------------------------------------------------------
PROJECT NAME                                                FISCAL PERIOD ENDED:             PROJECT NUMBER COLEMAN
    COLEMAN MANOR ASSOCIATES LIMITED PARTNERSHIP                        12/31/98                              052-35464
                                                                        --------
------------------------------------------------------------------------------------------------------------------------------
PART A - COMPUTE SURPLUS CASH
-----------------------------------------------------------------------------------------------------------------------------
CASH
-----------------------------------------------------------------------------------------------------------------------------
1.   Cash (Accounts 1120, 1170, 1191 minus Account 2105) (S1300010)         $27,411
-----------------------------------------------------------------------------------------
2.   Tenant subsidy due for period covered by financial statement (1135)    $
-----------------------------------------------------------------------------------------
3.   Other (describe) (S1300-030)                                           $
-----------------------------------------------------------------------------------------------------------------------------
     (a)  TOTAL CASH (Add Lines 1, 2, and 3) (S1300-040)                                   $27,411
-----------------------------------------------------------------------------------------------------------------------------
CURRENT OBLIGATIONS
-----------------------------------------------------------------------------------------------------------------------------
4.   Accrued mortgage interest payable (S1300-050)                          $14,959
-----------------------------------------------------------------------------------------
5.   Delinquent mortgage principal payments (S1300-060)                     $
-----------------------------------------------------------------------------------------
6.   Delinquent deposits to reserve for replacements (S1300070)             $
-----------------------------------------------------------------------------------------
7.   Accounts payable - 30 days (S1300-075)                                 $ 7,374
-----------------------------------------------------------------------------------------
8.   Loans and notes payable (due within 30 days) (S1300-080)               $
-----------------------------------------------------------------------------------------
9.   Deficient tax insurance or MIP escrow deposits (S1300090)              $
-----------------------------------------------------------------------------------------
10.  Accrued expenses (not escrowed) (S1300-100)                            $ 2,112
-----------------------------------------------------------------------------------------
11.  Prepaid revenue (2210)                                                 $   414
-----------------------------------------------------------------------------------------
12.  Tenant security deposits liability (2191)                              $ 6,655
-----------------------------------------------------------------------------------------
13.  Other current obligations (Describe) (S1300-110)                       $
-----------------------------------------------------------------------------------------------------------------------------
     (b)  TOTAL CURRENT OBLIGATIONS (Add Lines 4 through 13) (S1300-140)                   $31,514
-----------------------------------------------------------------------------------------------------------------------------
     (c)  SURPLUS CASH <DEFICIENCY> [Line (a) minus Line (b)] (S1300150)                   $(4,103)
-----------------------------------------------------------------------------------------------------------------------------
PART B - COMPUTE DISTRIBUTIONS TO OWNERS AND REQUIRED DEPOSIT TO RESIDUAL RECEIPTS
-----------------------------------------------------------------------------------------------------------------------------
1.   Surplus Cash
                                                                                           $  NONE
-----------------------------------------------------------------------------------------------------------------------------
LIMITED DIVIDEND PROJECTS
-----------------------------------------------------------------------------------------------------------------------------
2a.   Annual distribution earned during fiscal period covered by the
         statement (S1300-160)                                                          $
-----------------------------------------------------------------------------------------
2b.   Distribution accrued and unpaid as of the end of the prior fiscal
         period (S1300-170)                                                             $
-----------------------------------------------------------------------------------------
2c.   Distributions and entity expenses paid during fiscal period covered
         by statement (S1300-180)                                                       $
-----------------------------------------------------------------------------------------
3.    Distribution earned but unpaid (Line 2a plus 2b minus 2c) (S1300-190)             $
-----------------------------------------------------------------------------------------------------------------------------
4.    Amount available for distribution during next fiscal period (S1300-200)                             $  NONE
-----------------------------------------------------------------------------------------------------------------------------
5.    Deposit due residual receipts (S1300-210)                                                           $
-----------------------------------------------------------------------------------------------------------------------------



-----------------------------------------------------------------------------------------------------------------------------
See the accompanying report letter.                                                                                   Page 16

                                             CENTURY PACIFIC HOUSING FUND-1
--------------------------------------------------------------------------------------------------------------------------
                                      SUPPORTING DATA REQUIRED BY HUD (CONTINUED)
                                                   DECEMBER 31, 1998


                                                  ASSETS                                    ACCUMULATED DEPRECIATION
                     --------------------------------------------------------------   ------------------------------------
                              BALANCE                                     BALANCE          BALANCE
                           JANUARY 1,                                DECEMBER 31,       JANUARY 1,              CURRENT
                                 1998       ADDITIONS   DEDUCTIONS           1998             1998           PROVISIONS
                     -----------------------------------------------------------------------------------------------------
1410 Land                  $   61,281           $  --        $  --     $   61,281       $       --          $        --
1420 Buildings              3,426,317              --           --      3,426,317        1,095,394              130,633
1465 Office furniture and
   equipment                  118,634              --           --        118,634          100,499                5,246
--------------------------------------------------------------------------------------------------------------------------

         TOTAL             $ 3,606,232          $  --        $  --     $3,606,232       $1,195,893          $   135,879
==========================================================================================================================


                                                                ACCUMULATED DEPRECIATION
                                         -----------------------------------------------------------------
                                                                                                    NET
                                                                             BALANCE         BOOK VALUE
                                                                        DECEMBER 31,       DECEMBER 31,
                                            DEDUCTIONS                          1998               1998
                                         -----------------------------------------------------------------
1410 Land                                        $  --                   $        --        $    61,281
1420 Buildings                                      --                     1,226,027          2,200,290
1465 Office furniture and
   equipment                                        --                       105,745             12,889
----------------------------------------------------------------------------------------------------------
         TOTAL                                   $  --                   $ 1,331,772        $ 2,274,460
==========================================================================================================




--------------------------------------------------------------------------------------------------------------------------
See the accompanying report letter.                                                                                Page 17



S2200-020   INDEPENDENT AUDITORS' REPORT ON INTERNAL CONTROLS



To The Partners
Coleman Manor Associates Limited Partnership


We have audited the financial statements of Coleman Manor Associates Limited
Partnership as of and for the year ended December 31, 1998, and have issued our report thereon dated January 26, 1999. We have also audited Coleman
Manor Associates Limited Partnership's compliance with requirements applicable to HUD-assisted programs and have issued our reports thereon dated
January 26, 1999.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller
General of the United States and the Consolidated Audit Guide for Audits of
HUD Programs (the "Guide") issued by the U.S. Department of Housing and Urban
Development, Office of the Inspector General. Those standards and the Guide require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and about whether Coleman Manor Associates Limited Partnership complied with laws and regulations, noncompliance with which would be material to a major
HUD-assisted program.

In planning and performing our audits, we obtained an understanding of the design of relevant internal controls and determined whether they had been placed in operation, and we assessed control risk in order to determine our auditing procedures for the purpose of expressing our opinions on the financial statements of Coleman Manor Associates Limited Partnership and on its compliance with specific requirements applicable to its major
HUD-assisted programs and to report on the internal control structure in accordance with the provisions of the Guide and not to provide any assurance on the internal control structure.




To The Partners
Coleman Manor Associates Limited Partnership
------------------------------------------------------------------------------

The management of Coleman Manor Associates Limited Partnership is responsible for establishing and maintaining internal controls. In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of internal controls. The objectives of internal controls are to provide management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition and that transactions are executed in accordance with management authorization and recorded properly to permit the preparation of financial statements in accordance with generally accepted accounting principles and that HUD-assisted programs are managed in compliance with applicable laws and regulations. Because of inherent limitations in any internal controls, errors, irregularities or instances of noncompliance may nevertheless occur and not be detected. Also, projection of any evaluation of the structure to future periods is subject to the risk that procedures may become inadequate because of changes in conditions or that the effectiveness of the design and operation of policies and procedures may deteriorate.

We performed tests of controls, as required by the Guide, to evaluate the effectiveness of the design and operation of internal controls that we considered relevant to preventing or detecting material noncompliance with specific requirements applicable to Coleman Manor Associates Limited
Partnership's major HUD-assisted programs. Our procedures were less in scope than would be necessary to render an opinion on internal control.
Accordingly, we do not express such an opinion.

Our consideration of internal controls would not necessarily disclose all matters in internal control that might be material weaknesses under standards established by the American Institute of Certified Public Accountants. A material weakness is a condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that errors or irregularities in amounts that would be material in relation to the financial statements being audited or that noncompliance with laws and regulations that would be material to a HUD-assisted program may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. We noted no matters involving the internal control structure and its operations that we consider to be material weaknesses as defined above.

This report is intended solely for the information and use of management and the Department of Housing and Urban Development and is not intended to be and should not be used by anyone other than these specified parties.



January 26, 1999


------------------------------------------------------------------------------
                                                                       Page 19



S2300-020       INDEPENDENT AUDITORS' REPORT ON COMPLIANCE WITH
            SPECIFIC REQUIREMENTS APPLICABLE TO MAJOR HUD PROGRAMS

To The Partners
Coleman Manor Associates Limited Partnership


We have audited the financial statements of Coleman Manor Associates Limited
Partnership as of and for the year ended December 31, 1998 and have issued our report thereon dated January 26, 1999. In addition, we have audited
Coleman Manor Associates Limited Partnership's compliance with the specific program requirements governing federal financial reports, mortgage status, replacement reserve, security deposits, cash receipts and disbursements, tenant application, eligibility and recertification and management functions that are applicable to each of its major HUD-assisted programs for the year ended December 31, 1998. The management of Coleman Manor Associates Limited
Partnership is responsible for compliance with those requirements. Our responsibility is to express an opinion on compliance with those requirements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD
Programs (the "Guide") issued by the U.S. Department of Housing and Urban
Development, Office of Inspector General. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether material noncompliance with the requirements referred to above occurred. An audit includes examining, on a test basis, evidence about
Coleman Manor Associates Limited Partnership's compliance with those requirements. We believe that our audit provides a reasonable basis for our opinion.

The results of our audit procedures disclosed immaterial instances of noncompliance with the requirements referred to above, which are described in the accompanying Schedule of Findings and Questioned Costs. We considered those instances of noncompliance in forming our opinion on compliance, which is expressed in the following paragraph.




To The Partners
Coleman Manor Associates Limited Partnership
------------------------------------------------------------------------------


In our opinion, Coleman Manor Associates Limited Partnership complied, in all material respects, with the requirements described above that are applicable to each of its HUD-assisted programs for the year ended December 31, 1998.

This report is intended solely for the information and use of management and the Department of Housing and Urban Development and is not intended to be and should not be used by anyone other than these specified parties.




January 26, 1999




------------------------------------------------------------------------------
                                                                       Page 21



S2500-020
           INDEPENDENT AUDITORS' REPORT ON COMPLIANCE WITH SPECIFIC
        REQUIREMENTS APPLICABLE TO FAIR HOUSING AND NON-DISCRIMINATION


To The Partners
Coleman Manor Associates Limited Partnership


We have audited the financial statements of Coleman Manor Associates Limited
Partnership as of and for the year ended December 31, 1998, and have issued our report thereon dated January 26, 1999.

We have applied procedures to test Coleman Manor Associates Limited
Partnership's compliance with Fair Housing and Non-Discrimination requirements applicable to its HUD-assisted programs, for the year ended
December 31, 1998.

Our procedures were limited to the applicable compliance requirements described in the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, Office of Inspector
General. Our procedures were substantially less in scope than an audit, the objective of which would be the expression of an opinion on Coleman Manor
Associates Limited Partnership's compliance with Fair Housing and
Non-Discrimination requirements. Accordingly, we do not express such an opinion.

The results of our tests disclosed no instances of noncompliance that are required to be reported herein under the Guide.

This report is intended solely for the information and use of management and the Department of Housing and Urban Development and is not intended to be and should not be used by anyone other than these specified parties.



January 26, 1999






                        CENTURY PACIFIC HOUSING FUND-1
------------------------------------------------------------------------------
             SCHEDULE OF FINDINGS AND QUESTIONED COSTS (S2700-X1X)


S2700-010      *     STATEMENT OF CONDITION - Management is currently
                     operating with no approved management agreement.  An
                     agreement has been submitted and is awaiting approval.
                     Mt. Washington is currently charging 6% of cash
                     collected.

S2700-020      *     CRITERIA - HUD requires management to obtain a current
                     management agreement.

S2700-030      *     EFFECT - No material direct or indirect effect on the
                     financial statements.

S2700-040      *     CAUSE - N/A

S2700-050      *     RECOMMENDATION - Management should obtain a HUD approved
                     current management agreement.

S2700-065            Amount of Questioned Costs   N/A

S2700-010      *     STATEMENT OF CONDITION - No copy of an Identity of
                     Interest statement has been located.

S2700-020      *     CRITERIA - HUD requires management to possess a copy of
                     an Identity of Interest statement.

S2700-030      *     EFFECT - No material direct or indirect effect on the
                     financial statements.

S2700-040      *     CAUSE - N/A

S2700-050      *     RECOMMENDATION - Management should locate a copy of an
                     Identity of Interest statement.

S2700-065            Amount of Questioned Costs   N/A




------------------------------------------------------------------------------
                                                                       Page 23



                        CENTURY PACIFIC HOUSING FUND-1
------------------------------------------------------------------------------
       SCHEDULE OF FINDINGS AND QUESTIONED COSTS (CONTINUED) (S2700-X1X)


S2700-010      *     STATEMENT OF CONDITION - Client has fidelity bond
                     coverage; however, it is not enough to cover two months'
                     gross potential rent.  It should be noted that it is
                     enough to cover two months' rent collected by the
                     on-site manager.

S2700-020      *     CRITERIA - HUD requires management to obtain fidelity
                     bond coverage equal to or greater than two months' gross
                     potential rent.

S2700-030      *     EFFECT - No material direct or indirect effect on the
                     financial statements.

S2700-040      *     CAUSE - N/A

S2700-050      *     RECOMMENDATION - Management should obtain coverage of at
                     least $62,120.

S2700-065            Amount of Questioned Cost
                     Shortage of $12,120

S2700-010      *     STATEMENT OF CONDITION - Client does not possess any
                     support of HUD approval for the accounting charge of
                     $11/unit/month.

S2700-020      *     CRITERIA - HUD requires management to perform support
                     analysis or obtain HUD approval for any charges.

S2700-030      *     EFFECT - No material direct or indirect effect on the
                     financial statements.

S2700-040      *     CAUSE - N/A

S2700-050      *     RECOMMENDATION - Management should either obtain HUD
                     approval for accounting charges or perform support
                     analysis on the fee charged.

S2700-065            Amount of Questioned Costs
                     $6,600


------------------------------------------------------------------------------
                                                                       Page 24



                        CENTURY PACIFIC HOUSING FUND-1
------------------------------------------------------------------------------
       SCHEDULE OF FINDINGS AND QUESTIONED COSTS (CONTINUED) (S2700-X1X)


S2700-010      *     STATEMENT OF CONDITION - The security deposit account
                     was $273 less than the related liability at December 31,
                     1998.

S2700-020      *     CRITERIA - HUD requires the funds in the security
                     deposit account to equal or exceed the related liability
                     on a continuous basis.

S2700-030      *     EFFECT - No material direct or indirect effect on the
                     financial statements.

S2700-040      *     CAUSE - Funds were not being transferred from the
                     operating account to the security deposit account in a
                     timely manner.

S2700-050      *     RECOMMENDATION - Management should monitor tenants'
                     security deposits more closely to ensure adequate funds
                     are maintained in the security deposit account.

S2700-065            Amount of Questioned Costs
                     Under funded by $273

S2700-010      *     STATEMENT OF CONDITION - Client could not locate 3 out of
                     10 invoices requested for cash disbursement testing.

S2700-020      *     CRITERIA - HUD requires invoices to be examined in
                     connection with cash disbursement testing.

S2700-030      *     EFFECT - No material direct or indirect effect on the
                     financial statements.

S2700-040      *     CAUSE - N/A

S2700-050      *     RECOMMENDATION - Client should keep invoices readily
                     available for inspection.

S2700-065            Amount of Questioned Costs   N/A



------------------------------------------------------------------------------
                                                                       Page 25



                        CENTURY PACIFIC HOUSING FUND-1
------------------------------------------------------------------------------
                   AUDITORS' COMMENT(S) ON AUDIT RESOLUTION
               MATTERS RELATING TO THE HUD PROGRAMS (S2800-X1X)

S2800-010            Narrative
                     Management was unable to provide a current management
                     agreement and/or "Identity of Interest Statement"
                     stating the current management fees.

S2800-020            Status
                     OUTSTANDING - repeated comments this year.

S2800-030            Reporting Period
                     12/31/97

S2800-010            Narrative
                     Fidelity bond coverage is not at least equal to two
                     months' gross potential rent collections.

S2800-020            Status
                     OUTSTANDING - repeated comment this year.

S2800-030            Reporting Period
                     12/31/97

S2800-010            Narrative
                     In one tenant file reviewed, the rental application was
                     not signed.

S2800-020            Status
                     CLEARED.

S2800-030            Reporting Period
                     12/31/97

S2800-010            Narrative
                     In one tenant file reviewed, the security deposit amount
                     stated in the lease does not agree to the rent roll.

S2800-020            Status
                     CLEARED.

S2800-030            Reporting Period
                     12/31/97




------------------------------------------------------------------------------
                                                                       Page 26



S2900-010            MORTGAGOR'S CERTIFICATION


S2900-020      Name of Signatory #1-------------------------------------------

*S2900-030     Name of Signatory #2 (if required)-----------------------------

      * For all owning entities other than a sole proprietor or a limited partnership, this field is required.

S2900-040      Auditee Telephone Number---------------------------------------

S2900-050      Date of Certification------------------------------------------


                                    ------------------------------------------
                                    Signature                     Date




                                    ------------------------------------------
                                    Signature                     Date



                                                    52-1565644
                                    ------------------------------------------
                                          Federal Identification Number



------------------------------------------------------------------------------
                                                                       Page 27



(S3000-010)            MANAGEMENT AGENT'S CERTIFICATION


We hereby certify that we have examined the accompanying financial statements and supplemental data of Coleman Manor Associates Limited Partnership and, to the best of our knowledge and belief, the same is complete and accurate.






                              Mt. Washington Management Group, Inc.
                            --------------------------------------------------
                              Name of Managing Agent (S3000-020) Date





                            --------------------------------------------------
                              Name of Signatory (S3000-030)



                              52-1618787
                            --------------------------------------------------

                              Management Agent TIN (S3000-040)



                              Eldamae Ingram
                            --------------------------------------------------

                              Name of Individual (i.e., Property Manager)
                              (S3000-050)



------------------------------------------------------------------------------
                                                                       Page 28



                         AUDITOR'S TRANSMITTAL LETTER



S3200-010         Audit Firm    Rubin, Brown, Gornstein & Co. LLP
                              ------------------------------------------------

S3200-020         Lead Auditor First Name       Lawrence
                                              --------------------------------

S3200-030         Lead Auditor Middle Name    Edward
                                            ----------------------------------

S3200-040         Lead Auditor Last Name        Rubin
                                              --------------------------------

S3200-050         Auditor Street Address Line 1   230 South Bemiston Avenue
                                                ------------------------------

S3200-060         Auditor Street Address Line 2
                                                ------------------------------

S3200-070         Auditor City   St. Louis
                               -----------------------------------------------

S3200-080         Auditor State   Missouri
                                ----------------------------------------------

S3200-090         Auditor Zip Code   63105
                                   -------------------------------------------

S3200-100         Auditor Zip Code Extension
                                              --------------------------------

S3200-110         Auditor Telephone Number   (314) 727-8150
                                           -----------------------------------

S3200-120         Auditor Firm TIN   43-0765316
                                   -------------------------------------------

S3200-130         Date of Submission
                                      ----------------------------------------



------------------------------------------------------------------------------
                                                                       Page 29


