Form 10-K405
period 2000-03-31
CENTURY PACIFIC HOUSING FUND I
filed 2000-06-30
CIK 809034

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                            ----------------------

                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934
                    --------------------------------------

                   FOR THE FISCAL YEAR ENDED MARCH 31, 2000

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

No documents are incorporated into the text by reference.

                      Yes                       No   X
                          -----                    -----

                     Exhibit Index is located on Page 16

Registrant's Prospectus dated April 15, 1987, as amended (the Prospectus) and the Registrant's Supplement No. 3 dated December 21, 1988 to Prospectus dated April 15, 1987 (Supplement No. 3) but only to the extent expressly incorporated by reference in Parts I through IV hereof. Capitalized terms which are not defined herein have the same meaning as in the Prospectus.

                              TABLE OF CONTENTS


PART 1

    ITEM 1     BUSINESS                                                    3

    ITEM 2     PROPERTIES                                                  4

    ITEM 3     LEGAL PROCEEDINGS                                           7

    ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         7


PART II

    ITEM 5     MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS           8

    ITEM 6     SELECTED FINANCIAL DATA                                     8

    ITEM 7     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS              9

    ITEM 8     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                12

    ITEM 9     CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS
               ON ACCOUNTING AND FINANCIAL DISCLOSURE                     12


PART III

    ITEM 10    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT         13

    ITEM 11    EXECUTIVE COMPENSATION                                     14

    ITEM 12    PARTNERSHIP INTEREST OWNERSHIP OF CERTAIN
               BENEFICIAL OWNERS AND MANAGEMENT                           14

    ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS             14


PART IV

    ITEM 14    EXHIBITS, FINANCIAL STATEMENT SCHEDULES                    15

               EXHIBIT INDEX                                              16

               SIGNATURES                                                 17

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

Nineteen of the twenty-one Operating Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"). The subsidy agreements expire at various times during and after the 15-year compliance period of the Operating Partnerships. The United States Department of Housing and Urban Development ("HUD") has issued a notice implementing provisions to renew
Section 8 contracts expiring during HUD's fiscal year 2000, where requested by an owner, for an additional one year term at current rent levels. As of May 31, 2000, twelve of the Operating Partnerships' Section 8 contracts are due to expire during 2000. The Operating Partnerships have not yet received HUD's approval of their extension requests. At the present time, the Partnership cannot reasonably predict legislative initiatives and government budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Operating Partnerships receiving such subsidy or similar subsidies.

Employees
---------
The Partnership does not employ any persons. Alternatively, the Partnership reimburses an affiliate for overhead allocation consisting primarily of payroll costs.

ITEM 2.   PROPERTIES
          ----------

As of March 31, 2000, the Partnership had acquired equity interests in the Operating Partnerships set forth in the table below. Each of the properties acquired by the Operating Partnerships receives benefits under government assistance programs. The table set forth below summarizes the properties acquired, and the purchase price, original indebtedness assumed and the government assistance programs benefitting each property. Further information concerning these Properties may be found in Supplement No. 3 to the Prospectus, pages 4 through 66, which information is incorporated herein by reference and is summarized below.


PROPERTY NAME,               AVERAGE                            CASH                                                     GOVERNMENT
LOCATION AND               OCCUPANCY       PURCHASE             DOWN     PURCHASE         MORTGAGE         RESIDUAL      ASSISTANCE
RENTAL UNITS                    2000          PRICE          PAYMENT         NOTE          ASSUMED             NOTE         PROGRAM
-----------------------------------------------------------------------------------------------------------------------------------
Century Pacific Housing
   Partnership V
   (CPHP-V) -
   Jaycee Towers
   Dayton, OH                                                                                                           Section 236
   204 residential units         91%    $ 5,700,000      $   400,196      $16,500      $ 3,000,123      $ 2,283,181       Section 8

CPHP - VIII -
   Sunset Townhomes
   Newton, KS
   50 residential units          93%      1,225,000          138,000           --          751,905          335,095     Section 236

CPHP - XI -
   Continental Terrace
   Fort Worth, TX                                                                                                       Section 236
   200 residential units         94%      4,600,000          482,883           --        2,609,991        1,507,126       Section 8

CPHP - XII
   Yale Village
   Houston, TX                                                                                                          Section 236
   180 residential units         96%      5,250,000          530,894           --        3,075,000        1,644,106       Section 8

CPHP - XIII - Atlantis
   Virginia Beach, VA                                                                                                   Section 236
   208 residential units        100%      6,032,000          801,000           --        2,678,416        2,552,584       Section 8

CPHP - XIV - Kings Row
   Houston, TX                                                                                                          Section 236
   180 residential units         96%      3,780,000          394,213           --        1,848,269        1,537,518       Section 8

CPHP - XV -
   Castle Gardens
   Lubbock, TX                                                                                                          Section 236
   152 residential units         97%      3,268,000          320,140           --        1,787,613        1,160,247       Section 8

CPHP - XVI -
   Rockwell Villa
   Oklahoma City, OK                                                                                                    Section 236
   60 residential units          90%      1,235,400          129,564           --          707,207          398,629       Section 8

CPHP - XVII -
   London Square Village
   Oklahoma City, OK                                                                                                    Section 236
   200 residential units         93%      4,214,000          414,097           --        2,820,832          979,071       Section 8

CPHP - XVIII -
   Ascension Towers
   Memphis, TN
   197 residential units         96%      6,727,500          409,094       50,000        3,863,739        2,404,667     Section 236

Coleman Manor
   Associates Limited
   Partnership                                                                                                              Section
   Baltimore, MD                                                                                                          221(d)(4)
   50 residential units          99%      3,990,000 <F1>   1,625,000           --        2,365,000               --       Section 8




PROPERTY NAME,               AVERAGE                            CASH                                                     GOVERNMENT
LOCATION AND               OCCUPANCY       PURCHASE             DOWN     PURCHASE         MORTGAGE         RESIDUAL      ASSISTANCE
RENTAL UNITS                    2000          PRICE          PAYMENT         NOTE          ASSUMED             NOTE         PROGRAM
-----------------------------------------------------------------------------------------------------------------------------------
CPHP - XX
   Holiday Heights
   Fort Worth, TX                                                                                                       Section 236
   100 residential units         99%    $ 2,200,000      $   191,000      $    --      $ 1,120,000      $   889,000       Section 8

CPHP - XXII
   Harriet Tubman
   Terrace
   Berkeley, CA                                                                                                         Section 236
   91 residential units          99%      4,732,000          593,000           --        1,718,171        2,420,829<F2>   Section 8

CPHP - I -
   Charter House
   Dothan, AL
   100 residential units        100%      2,146,000          195,000           --        1,169,000          782,000     Section 236

CPHP II - VOA -                                                                                                         Section 236
   Sunset Park                                                                                                            Section 8
   Denver, CO                                                                                                              Flexible
   242 residential units         96%      6,500,000          956,000           --        3,081,144        2,462,856    Subsidy Loan

                                                                                                                            Section
CPHP - III -                                                                                                              221(d)(3)
   Highland Park                                                                                                          Section 8
   Topeka, KS                                                                                                              Flexible
   200 residential units         93%      6,900,000          939,000           --        2,024,000        3,937,000    Subsidy Loan

CPHP - IV -                                                                                                             Section 236
   Forest Glen Estates                                                                                                    Section 8
   Kansas City, KS                                                                                                         Flexible
   160 residential units         98%      4,960,000          738,000           --        2,488,000        1,734,000    Subsidy Loan

CPHP - VI - Edgewood
   Danville, IL
   150 residential units         74%      3,540,000          680,000           --        2,359,950          500,050       Section 8

CPHP - VII - Gulfway
   Terrace
   New Orleans, LA                                                                                                      Section 236
   206 residential units         88%      5,700,000          683,000           --        3,301,974        1,715,026       Section 8

                                                                                                                        Section 236
CPHP - IX - Wind Ridge                                                                                                    Section 8
Wichita, KS                                                                                                                Flexible
136 residential units            97%      3,500,000          382,000           --        1,791,936        1,326,064    Subsidy Loan

CPHP - X - Bergen Circle
   Springfield, MA                                                                                                      Section 236
   201 residential units         98%     12,261,000        1,768,000           --        6,946,158        3,546,842       Section 8
-----------------------------------------------------------------------------------------------------------------------------------
                                        $98,460,900      $12,770,081      $66,500      $51,508,428      $34,115,891
===================================================================================================================================

<F1> This amount represents the development cost and not the purchase price.
<F2> This total includes a flex subsidy loan in the amount of $185,000 and the assumption of a prior residual note in the amount of $200,000.

ITEM 3.   LEGAL PROCEEDINGS
          -----------------

As of May 31, 2000, there were no pending legal proceedings against the Partnership or any Operating Partnership in which it has invested.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

There were no submissions of matters to a vote of security holders during the year ended March 31, 2000.

                                   PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS
          -------------------------------------------------

There is at presently no public market for the Units of limited partnership interests (the Units), and it is unlikely that any public market for the Units will develop. See the Prospectus under "Transferability of Interests" on pages 29 and 72 of the Prospectus, which information is incorporated herein by reference. The number of owners of Units as of May 31, 2000 was approximately 2,117, holding 22,315 units.

As of May 31, 2000, there were no cash distributions.

ITEM 6.   SELECTED FINANCIAL DATA
          -----------------------

The following summary of selected financial data should be read in conjunction with ITEM 14, herein, which also includes a summary of the Partnership's significant accounting policies.

                                                                     YEAR ENDED MARCH 31,
                                    -------------------------------------------------------------------------------------
   OPERATIONS                            2000              1999             1998              1997             1996
--------------------------          -------------     -------------     -------------     -------------     -------------
   Revenues                          $    1,000        $    3,715        $    1,720        $    2,100        $    3,900
   Operating Expenses                   (87,407)          (74,653)          (72,591)          (73,359)          (75,053)
   Equity in Net Losses of
   Operating Partnerships              (122,245)         (122,202)         (134,311)         (136,010)         (176,789)
                                    -------------     -------------     -------------     -------------     -------------
   Net Loss                          $ (208,652)       $ (193,140)       $ (205,182)       $ (207,269)       $ (247,942)
                                    =============     =============     =============     =============     =============

   Net Loss per Unit of
   Limited Partnership
   Interest                          $       (9)       $       (9)       $       (9)       $       (9)       $      (11)
                                    =============     =============     =============     =============     =============

                                                                          March 31,
                                    -------------------------------------------------------------------------------------
   FINANCIAL POSITION                   2000               1999             1998               1997             1996
   --------------------------       -------------     -------------     -------------     -------------     -------------
   Total Assets                      $    26,456       $  171,816        $  277,925        $  410,633        $  547,704
                                    =============     =============     =============     =============     =============

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

As of March 31, 2000, the Partnership's portfolio consists of 21 properties. The properties are located in 13 states and contain 3,267 residential units. The average occupancy level for each property during calendar year 1999 was approximately 93% and most properties generated sufficient revenue to cover operating costs, debt service, and the funding of reserves. For a summary of the combined financial status of the Operating Partnerships and the properties, see the financial information contained under Item 14.

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

Results of Operations
---------------------

2000 Compared to 1999
---------------------

For the fiscal year ended March 31, 2000, the Partnership recorded a net loss of approximately $209,000, as compared to a net loss of approximately $193,000 for the prior fiscal year. The increase in net loss is a result of an increase in the Partnership's general and administrative expenses.

In accordance with the equity method of accounting for limited partnership interests, the Partnership does not recognize losses from investment properties when losses exceed the Partnership's equity method basis in these properties. Twenty of the twenty-one investments have an equity method basis of zero at March 31, 2000. The Partnership's recorded share of the Operating Partnerships' losses in the current fiscal period consists of losses of approximately $122,000 from the Coleman Manor Associates Limited Partnership. In the prior fiscal year, losses of approximately $122,000 from the operations of Coleman Manor Associates Limited Partnership were recorded.

In the aggregate, combined rental revenue of the Operating Partnerships increased by approximately $209,000 during the current calendar year. The average occupancy level increased in twelve out of the twenty-one Operating Partnerships. The combined total expenses increased by approximately $140,000 in the current year primarily due to an increase in other operating expenses.

1999 Compared to 1998
---------------------

For the fiscal year ended March 31, 1999, the Partnership recorded a net loss of approximately $193,000, as compared to a net loss of approximately $205,000 for the prior fiscal year. The decrease in net loss is a direct result of a decrease in the Partnership's equity in net losses of the Operating Partnerships.

In accordance with the equity method of accounting for limited partnership interests, the Partnership does not recognize losses from investment properties when losses exceed the Partnership's equity method basis in these properties. Twenty of the twenty-one investments have an equity method basis of zero at March 31, 1999. The Partnership's recorded share of the Operating Partnerships' losses in the current fiscal period consists of losses of approximately $122,000 from the Coleman Manor Associates Limited Partnership. In the prior fiscal year, losses of approximately $134,000 from the operations of Coleman Manor Associates Limited Partnership were recorded.

In the aggregate, combined rental revenue of the Operating Partnerships decrease by approximately $29,000 during the current calendar year. The average occupancy level decreased in twelve out of the twenty-one Operating Partnerships. The combined total expenses increased by approximately $718,000 in the current year primarily due to increases in repair and maintenance, interest and also depreciation and amortization.

1998 Compared To 1997
---------------------

For the fiscal year ended March 31, 1998, the Partnership recorded a net loss of approximately $205,000, as compared to a net loss of approximately $207,000 for the prior fiscal year. The decrease in net loss is a direct result of a decrease in the Partnership's equity in net losses of the Operating Partnerships.

In accordance with the equity method of accounting for limited partnership interests, the Partnership does not recognize losses from investment properties when losses exceed the Partnership's equity method basis in these properties. Twenty of the twenty-one investments have an equity method basis of zero at March 31, 1998. The Partnership's recorded share of the Operating Partnerships' losses in the current fiscal period consists of losses of approximately $134,000 from the Coleman Manor Associates Limited Partnership. In the prior fiscal year, losses of approximately $136,000 from the operations of Coleman Manor Associates Limited Partnership were recorded.

In the aggregate, combined rental revenue of the Operating Partnerships increased by approximately $633,000 during the current calendar year. The combined total expenses increased by approximately $547,000 in the current year primarily due to increases in utilities, management fees and interest.

Inflation
---------

Inflation is not expected to have a material adverse impact on the Partnership's operations during its period of ownership of the Properties.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

The financial statements at March 31, 2000 and 1999 together with the report of the independent auditors thereon are incorporated by reference from the Registrants Financial Statements on the pages indicated in ITEM 14.

ITEM 9.   CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

Not applicable.

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

Following is biographical information on Mr. Deutch and the Executive Officers of CPCC:

IRWIN JAY DEUTCH

Irwin Jay Deutch, age 59, is Chairman of the Board, President, and Chief Executive Officer of Century Pacific Realty Corporation (CPRC), a general partner of the Operating Partnerships that own the Properties in which CPHF-I has invested, and its Affiliates. Mr. Deutch has been involved with low-income housing investments since 1968. He is the individual general partner in 62 private limited partnerships and two public limited partnerships investing in 209 properties, including 196 multifamily properties with 33,700 apartment units, 10 commercial projects, and 3 hotel properties. Fifty-eight of the 62 private limited partnerships have invested in affordable housing.
In his capacity as general partner and officer of CPRC, he oversees the management of these partnerships and assumes overall responsibility for the development, direction, and operation of all affiliated CPRC companies. Mr. Deutch is recognized as an expert in the field of affordable housing and frequently addresses professional groups on topics of real estate investment, syndication, tax law, and the Low-Income Housing Tax Credit program.

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

CHARLES L. SCHWENNESEN, age 54, is Vice President of Acquisition Finance for CPRC and is responsible for financial analysis and "due diligence" reviews of all properties acquired by CPRC. Prior to joining CPRC in 1987, he was a consultant to companies which provided investment opportunities through private placements. From 1984 to 1985, Mr. Schwennesen was Vice President of Cranston Securities Company and was responsible for the structuring of more than $30 million of mortgage revenue bond financing for affordable housing projects. From 1977 to 1984, Mr. Schwennesen was a manager with the accounting firm of Price Waterhouse where he specialized in providing auditing and consulting services to publicly held California real estate development companies involved in the affordable housing industry. Mr. Schwennesen is a Certified Public Accountant and holds a Masters degree in Business Administration from the UCLA Graduate School of Management and a B.A. degree in Mathematics from UCLA.

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

During the fiscal years ended March 31, 2000, 1999, and 1998, CPCC, a general partner of the Partnership, and CPRC, an general partner of the Operating Partnerships, earned $522,326, $535,596 and $512,139, respectively, in compensation from the Operating Partnerships and $60,000 was accrued for each fiscal year for the reimbursement for overhead allocation from Century Pacific Equity Corporation (CPEC). During fiscal year 2000, the general partners received no payments from the Operating Partnerships.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

Irwin J. Deutch is the managing general partner of the Partnership, and CPCC is also a general partner. Irwin J. Deutch is the sole Director and President of CPCC, and the stock of CPCC is solely owned by the Deutch Family Trust. Mr. Deutch is also the President, sole Director and the Deutch Family Trust is the sole stockholder of Century Pacific Realty Corporation (CPRC), the general partner of the Operating Partnerships that own the properties in which the Partnership has invested. The general partners were allocated their proportionate share of the Partnership's tax losses and allocated tax credits. CPCC and CPRC accrued certain fees for their services in managing and advising the Partnership and its business. Century Pacific Equity Corporation (CPEC), an affiliate, provides all the services and materials necessary for the operation of the Partnership and is reimbursed for actual costs. These transactions are more particularly set forth in the financial statements found under ITEM 14.

                                   PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

(a) Exhibits - See the Exhibit Index at page 15 of this report.

(b) (1)  Financial Statements:

         Independent Auditors' Reports                                   F-1
         Balance Sheet as of March 31, 2000 and 1999                     F-2
         Statement of Operations for the Years Ended March 31,
            2000, 1999, and 1998                                         F-3
         Statement Of Partners' Equity (Deficit) for the
            Years Ended March 31, 2000, 1999, and 1998                   F-4
         Statement of Cash Flows for the Years Ended March 31,
            2000, 1999, and 1998                                         F-5
         Notes to Financial Statements                                   F-6

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

                                EXHIBIT INDEX


These exhibits are numbered in accordance with the exhibit table of Item 601 of Regulation S-K.




            Exhibit Number        Description
         --------------------     ----------------------------------------
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



Date: __________________________          ____________________________________



                                     and


                                     Century Pacific Capital I Corporation,
                                     as Corporate General Partner and as
                                     Attorney-in-Fact for all Investor
                                     Limited Partners




Date: __________________________          ____________________________________
                                     By:  Irwin Jay Deutch, President

                           [letterhead of RBG & CO.]


                         INDEPENDENT AUDITORS' REPORT

Partners
Century Pacific Housing Fund - I


We have audited the accompanying balance sheet of Century Pacific Housing Fund - I as of March 31, 2000 and 1999, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Financial statements of Century Pacific Housing Fund-I for the year ended March 31, 1998 were audited by other auditors, whose report dated June 16, 1998, included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Century Pacific Housing Fund
- I as of March 31, 2000 and 1999, respectively, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

We have also prepared, from information audited by us, the related financial statement schedules listed in Item 14(b)(2) as of December 31, 1999 and 1998. In our opinion the financial statement schedules present fairly, in all material respects, the information required to be set forth therein.



                                    /s/ Rubin, Brown, Gornstein & Co. LLP


St. Louis, Missouri
May 31, 2000

                                        CENTURY PACIFIC HOUSING FUND-1
-------------------------------------------------------------------------------------------------------
                                                BALANCE SHEET




                                                    ASSETS
                                                                                      MARCH 31,
                                                                          -----------------------------
                                                                                  2000         1999
                                                                          -----------------------------
Cash                                                                         $    5,889     $   4,889
Receivable from related party (Note 4)                                            4,934        29,049
Investments in Operating Partnerships (Notes 1 and 5)                            15,633       137,878
-------------------------------------------------------------------------------------------------------

                                                                             $   26,456     $ 171,816
=======================================================================================================


                                 LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Accounts payable and accrued expenses                                        $   13,769     $  15,800
Advance from affiliate (Note 4)                                                  62,455        75,955
Payable to related parties (Note 4)                                             932,769       853,946
-------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES                                                    1,008,993       945,701
-------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (NOTE 6)                                               --            --
-------------------------------------------------------------------------------------------------------

PARTNERS' EQUITY (DEFICIT)
   General partners                                                            (398,373)     (394,200)
   Limited partners, $1,000 stated value per unit,
      50,000 units authorized, 22,315 units issued
      and outstanding (Note 4)                                                 (584,164)     (379,685)
-------------------------------------------------------------------------------------------------------
         TOTAL PARTNERS' EQUITY (DEFICIT)                                      (982,537)     (773,885)
-------------------------------------------------------------------------------------------------------

         TOTAL LIABILITIES AND PARTNERS' EQUITY (DEFICIT)                    $   26,456     $ 171,816
=======================================================================================================



                                                   F-2

-------------------------------------------------------------------------------------------------------
See the accompanying notes to financial statements.

                                    CENTURY PACIFIC HOUSING FUND-1
-------------------------------------------------------------------------------------------------------
                                       STATEMENT OF OPERATIONS



                                                                     FOR THE YEARS ENDED MARCH 31,
                                                              -----------------------------------------
                                                                    2000          1999         1998
                                                              -----------------------------------------
REVENUES
   Transfer fees                                                 $   1,000    $   1,900     $   1,720
   Miscellaneous                                                        --        1,815            --
-------------------------------------------------------------------------------------------------------
         TOTAL REVENUES                                              1,000        3,715         1,720
-------------------------------------------------------------------------------------------------------

EXPENSES
   Allocated overhead expenses - affiliate (Note 4)                 60,000       60,000        60,000
   Other general and administrative                                 27,407       14,653        12,591
-------------------------------------------------------------------------------------------------------
         TOTAL EXPENSES                                             87,407       74,653        72,591
-------------------------------------------------------------------------------------------------------

LOSS BEFORE EQUITY IN NET LOSSES OF
   OPERATING PARTNERSHIPS                                          (86,407)     (70,938)      (70,871)

EQUITY IN NET LOSSES OF OPERATING
   PARTNERSHIPS (NOTE 5)                                          (122,245)    (122,202)     (134,311)
-------------------------------------------------------------------------------------------------------

NET LOSS                                                         $(208,652)   $(193,140)    $(205,182)
=======================================================================================================

ALLOCATION OF NET LOSS
   General partners                                              $  (4,173)   $  (3,863)    $  (4,104)
   Limited partners                                               (204,479)    (189,277)     (201,078)
-------------------------------------------------------------------------------------------------------

                                                                 $(208,652)   $(193,140)    $(205,182)
=======================================================================================================

NET LOSS PER UNIT OF LIMITED PARTNERSHIP
   INTEREST (NOTE 1)                                             $      (9)   $      (9)    $      (9)
=======================================================================================================

AVERAGE NUMBER OF OUTSTANDING UNITS                                 22,315       22,315        22,315
=======================================================================================================




                                                    F-3

-------------------------------------------------------------------------------------------------------
See the accompanying notes to financial statements.

                                     CENTURY PACIFIC HOUSING FUND-1
--------------------------------------------------------------------------------------------------------
                                     STATEMENT OF PARTNERS' EQUITY
                           FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998




                                                                   GENERAL     LIMITED
                                                                  PARTNERS     PARTNERS       TOTAL
                                                             ------------------------------------------
PARTNERS' EQUITY (DEFICIT) - MARCH 31, 1997                      $(386,233)   $  10,670     $(375,563)

NET LOSS                                                            (4,104)    (201,078)     (205,182)
--------------------------------------------------------------------------------------------------------

PARTNERS' EQUITY (DEFICIT) - MARCH 31, 1998                       (390,337)    (190,408)     (580,745)

NET LOSS                                                            (3,863)    (189,277)     (193,140)
--------------------------------------------------------------------------------------------------------

PARTNERS' EQUITY (DEFICIT) - MARCH 31, 1999                       (394,200)    (379,685)     (773,885)

NET LOSS                                                            (4,173)    (204,479)     (208,652)
--------------------------------------------------------------------------------------------------------

PARTNERS' EQUITY (DEFICIT) - MARCH 31, 2000                      $(398,373)   $(584,164)    $(982,537)
========================================================================================================

PERCENTAGE INTEREST - MARCH 31, 2000                                    2%          98%          100%
========================================================================================================



                                                 F-4

--------------------------------------------------------------------------------------------------------
See the accompanying notes to financial statements.

                                     CENTURY PACIFIC HOUSING FUND-1
--------------------------------------------------------------------------------------------------------
                                        STATEMENT OF CASH FLOWS




                                                                     FOR THE YEARS ENDED MARCH 31,
                                                              ------------------------------------------
                                                                    2000          1999         1998
                                                              ------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                      $(208,652)   $(193,140)    $(205,182)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
         Equity in net losses of Operating Partnerships            122,245      122,202       134,311
         (Increase) decrease in receivable from related
            parties                                                 24,116      (13,500)           --
         Increase (decrease) in accounts payable and
            accrued expenses                                        (2,032)       5,000          (800)
         Increase (decrease) in advance from affiliate             (13,500)      13,500            --
         Increase in payable to related parties                     78,823       68,531        73,274
--------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                            1,000        2,593         1,603
--------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH                                                 1,000        2,593         1,603

CASH - BEGINNING OF PERIOD                                           4,889        2,296           693
--------------------------------------------------------------------------------------------------------

CASH - END OF PERIOD                                             $   5,889    $   4,889     $   2,296
========================================================================================================



                                                 F-5

--------------------------------------------------------------------------------------------------------
See the accompanying notes to financial statements.

                        CENTURY PACIFIC HOUSING FUND-1
------------------------------------------------------------------------------
                        NOTES TO FINANCIAL STATEMENTS
                        MARCH 31, 2000, 1999 AND 1998


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

------------------------------------------------------------------------------

CENTURY PACIFIC HOUSING FUND-1
------------------------------------------------------------------------------
Notes To Financial Statements (Continued)


      NET LOSS PER UNIT OF LIMITED PARTNERSHIP INTEREST

      Net loss per unit of limited partnership interest is calculated based upon the weighted average number of units of limited partnership interest (units) outstanding, which is 22,315 for the years ending March 31, 2000, 1999, and 1998.


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

------------------------------------------------------------------------------

CENTURY PACIFIC HOUSING FUND-1
------------------------------------------------------------------------------
Notes To Financial Statements (Continued)


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

      The auditors' report on thirteen of the Operating Partnerships' financial statements contained an explanatory paragraph relating to a going concern issue, of which twelve concerned the expiration of the Housing Assistance Payment Contract and one concerned recurring losses of the project. These Operating Partnerships have Housing Assistance Payment Contracts with the U.S. Department of Housing and Urban Development (HUD) that are due to expire during 2000. Management has requested one year extensions for the remaining fifteen Operating Partnerships, however, as of May 31, 2000, these extensions have not been granted.

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

------------------------------------------------------------------------------

CENTURY PACIFIC HOUSING FUND-1
------------------------------------------------------------------------------
Notes To Financial Statements (Continued)


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

      The general partners and affiliates earned the following fees for services provided to the Partnership and were entitled to reimbursement for costs incurred by the general partners and affiliates on behalf of the Partnership and the Operating Partnerships for the years ended March 31, 2000, 1999 and 1998 as follows:

                                                                             2000         1999          1998
                                                                      ----------------------------------------
            Fees and reimbursement from the Partnership:
               Reimbursement for overhead allocated from
                  Century Pacific Equity Corporation
                  (CPEC)                                                 $ 60,000     $ 60,000      $ 60,000
            --------------------------------------------------------------------------------------------------
            Fees and reimbursement from the Operating
               Partnerships
                  Supervisory management fee (CPCC and
                     CPRC)                                                152,115      152,115       152,115
                  Partnership management fee (CPCC and
                     CPRC)                                                370,211      383,681       360,024
            --------------------------------------------------------------------------------------------------
                                                                          522,326      535,796       512,139
            --------------------------------------------------------------------------------------------------
                                                                         $582,326     $595,796      $572,139
            ==================================================================================================

      At March 31, 2000 and 1999, payable to related parties consists of fees and certain general and administrative costs accrued as payable by the Partnership to the general partners and affiliates relating to the above and prior year's amounts totalling $932,769 and $853,946, respectively. Such fees and allocated costs have been deferred until the Partnership has sufficient cash to pay them.

      Receivable from related party of $4,934 and $29,049 at March 31, 2000 and 1999, respectively, represents cash advances to several of the Operating Partnerships.

      At March 31, 2000 and 1999, CPRC was owed $62,455 and $75,955, respectively, for non-interest bearing, demand cash advances to the Partnership.

      The general partners may advance funds to the Partnership to fund operating deficits, but are not obligated to do so. Such advances shall be evidenced by a promissory note of a term no more than 12 months in length and at a rate of interest no lower than the prime rate. All such loans shall be repaid prior to any distributions of net cash flow. At March 31, 2000 and 1999, the Partnership had no outstanding advances due to the general partners.

------------------------------------------------------------------------------

CENTURY PACIFIC HOUSING FUND-1
------------------------------------------------------------------------------
Notes To Financial Statements (Continued)


5.    INVESTMENTS IN OPERATING PARTNERSHIPS

      At March 31, 2000 and 1999, the Partnership owned limited partnership interests in 21 Operating Partnerships, each of which has invested in a multi-family rental property.

      Investments in Operating Partnerships consist of the following:

                                                                                2000           1999
                                                                     ---------------------------------
               Cash contributions to Operating Partnerships
                  to fund purchase of beneficial interests in
                  properties                                            $ 15,497,467   $ 15,497,467
               Cash contributions to Operating Partnerships
                  to fund operations                                           6,150          6,150
               Cash distribution from Operating Partnership                   (6,326)        (6,326)
               Acquisition and organization costs                          3,342,778      3,342,778
               Equity in net losses of Operating Partnerships            (18,824,436)   (18,702,191)
               ---------------------------------------------------------------------------------------
                                                                        $     15,633   $    137,878
               =======================================================================================

      A summary of the combined balance sheet as of December 31, 1999 and 1998 and statements of operations of the aforementioned Operating Partnerships for the years then ended follows:

                                              COMBINED BALANCE SHEET
                                                      ASSETS
                                                                                1999             1998
                                                                     ----------------------------------
               Cash                                                     $  1,480,035     $    831,921
               Reserve for replacements                                    2,977,765        2,670,504
               Land and buildings                                         59,866,590       63,317,940
               Other assets                                                3,177,215        3,030,639
               ----------------------------------------------------------------------------------------
                                                                        $ 67,501,605     $ 69,851,004
               ========================================================================================

                                        LIABILITIES AND PARTNERS' DEFICIT
                                                                                1999             1998
                                                                     ----------------------------------
               Notes payable                                            $128,346,523     $123,339,239
               Other liabilities                                           7,829,867        7,239,839
               Partners' deficit                                         (68,674,785)     (60,728,074)
               ----------------------------------------------------------------------------------------
                                                                        $ 67,501,605     $ 69,851,004
               ========================================================================================

------------------------------------------------------------------------------

CENTURY PACIFIC HOUSING FUND-1
------------------------------------------------------------------------------
Notes To Financial Statements (Continued)

                                         COMBINED STATEMENT OF OPERATIONS
                                                                                1999             1998
                                                                      ---------------------------------
               REVENUES
                  Rental income                                          $16,667,064     $ 16,457,379
                  Other income                                               817,016          413,609
               ----------------------------------------------------------------------------------------
                      TOTAL REVENUES                                      17,484,080       16,870,988
               ----------------------------------------------------------------------------------------

               EXPENSES
               Utilities                                                   2,630,077        2,718,177
               Repairs and maintenance                                     4,389,890        4,645,192
               Management fees                                             1,320,288        1,287,155
               Other operating expenses                                    5,492,192        4,848,663
               Interest                                                    7,179,043        7,339,635
               Depreciation and amortization                               4,345,497        4,378,554
               ----------------------------------------------------------------------------------------
                      TOTAL EXPENSES                                      25,356,987       25,217,376
               ----------------------------------------------------------------------------------------

               NET LOSS                                                  $(7,872,907)    $ (8,346,388)
               ========================================================================================

               ALLOCATION OF LOSS
                  General partners and other limited partners            $(7,715,449)    $ (8,179,460)
                  CPHF-I                                                    (157,458)        (166,928)
               ----------------------------------------------------------------------------------------

                                                                         $(7,872,907)    $ (8,346,388)
               ========================================================================================

6.    COMMITMENTS AND CONTINGENCIES

      The rents of the Operating Partnerships, all of which receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8") are subject to specific laws, regulations, and agreements with federal and state agencies. The subsidy agreements expire at various times during and after the 15-year compliance period of the Operating Partnerships. The United States Department of Housing and Urban Development ("HUD") has issued a notice implementing provisions to renew Section 8 contracts expiring during HUD's fiscal year 2000, where requested by an owner, for an additional one year term at current rent levels. As of May 31, 2000, twelve of the Operating Partnerships' Section 8 contracts are due to expire during 2000. The Operating Partnerships have not yet received HUD's approval of their extension requests. At the present time, the Partnership cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Operating Partnerships receiving such subsidy or similar subsidies.

------------------------------------------------------------------------------

                                                                                                            Schedule III
                                                                                                            ------------
                                                                                                             Page 1 of 2


                                          CENTURY PACIFIC HOUSING FUND-I
------------------------------------------------------------------------------------------------------------------------

                              REAL ESTATE AND ACCUMULATED DEPRECIATION OF OPERATING
                         PARTNERSHIPS IN WHICH CPHF-I HAS LIMITED PARTNERSHIP INTERESTS
                                                 DECEMBER 31, 1999
                                                               INITIAL COST TO                    COST CAPITALIZED
                                                            OPERATING PARTNERSHIP             SUBSEQUENT TO ACQUISITION
                                                        ----------------------------          --------------------------
                                                                       BUILDINGS AND                    BUILDINGS AND
DESCRIPTION <F1>                ENCUMBRANCES <F2>             LAND      IMPROVEMENTS             LAND    IMPROVEMENTS
------------------------------------------------------------------------------------------------------------------------
Century Pacific Housing
Partnership I (CPHP-I) -
Charter House
Dothan, Alabama                      $ 2,434,881        $  179,578       $ 1,918,124          $   --       $  150,324

CPHP-II - VOA/
   Sunset Park, Ltd. -
   Sunset Park
   Denver, Colorado                    9,226,778           803,595         5,696,405           7,305          933,379

CPHP-III -
   Highland Park
   Topeka, Kansas                     11,566,978           434,475         6,465,525             251          469,561

CPHP-IV -
   Forest Glen Estates
   Kansas City, Missouri               6,463,761           427,519         4,469,134             292          230,903

CPHP-VI -
   Edgewood
   Danville, Illinois                  2,999,347           223,418         3,316,582              --          418,707

CPHP-VII -
   Gulfway Terrace
   New Orleans, Louisiana              6,363,343           270,343         5,429,657             237          375,578

CPHP-IX -
   Wind Ridge
   Wichita, Kansas                     4,185,587           169,514         3,330,486             146          842,621

CPHP-X -
   Bergen Circle
   Springfield, Massachusetts         15,692,629           901,206        11,359,794              --        1,201,240

CPHP-V -
   Jaycee Towers
   Dayton, Ohio                        8,041,177           599,719         5,096,481              --          403,012

CPHP-VIII -
   Sunset Townhouses
   Newton, Kansas                      1,435,098            50,259         1,174,741             138          126,009
------------------------------------------------------------------------------------------------------------------------

BALANCE CARRIED
   FORWARD                           $68,409,579        $4,059,626       $48,256,929          $8,369       $5,151,334
------------------------------------------------------------------------------------------------------------------------

                                                                                                                      LIFE UPON
                                                                                                                          WHICH
                                  GROSS AMOUNT AT WHICH               ACCUMULATED                                  DEPRECIATION
                                 CARRIED AT CLOSE OF YEAR            DEPRECIATION                                     IN LATEST
                            --------------------------------------  -------------                                        INCOME
                                        BUILDINGS AND               BUILDINGS AND         DATE OF         DATE     STATEMENT IS
DESCRIPTION <F1>                  LAND   IMPROVEMENTS        TOTAL   IMPROVEMENTS    CONSTRUCTION     ACQUIRED         COMPUTED
---------------------------------------------------------------------------------------------------------------------------------
Century Pacific Housing
Partnership I (CPHP-I) -
Charter House
Dothan, Alabama             $  179,578    $ 2,068,448  $ 2,248,026    $   914,865            1972        12/87       27.5 years

CPHP-II - VOA/
   Sunset Park, Ltd. -
   Sunset Park
   Denver, Colorado            810,900      6,629,784    7,440,684      2,920,460            1971        12/87    10 - 50 years

CPHP-III -
   Highland Park
   Topeka, Kansas              434,726      6,935,086    7,369,812      4,027,461            1967        12/87    10 - 40 years

CPHP-IV
   Forest Glen Estates
   Kansas City, Missouri       427,811      4,700,037    5,127,848      2,363,916            1971        12/87         40 years

CPHP-VI -
   Edgewood
   Danville, Illinois          223,418      3,735,289    3,958,707      1,580,410            1970        12/87       27.5 years

CPHP-VII -
   Gulfway Terrace
   New Orleans, Louisiana      270,580      5,805,235    6,075,815      2,852,245            1970        12/87    10 - 40 years

CPHP-IX -
   Wind Ridge
   Wichita, Kansas             169,660      4,173,107    4,342,767      2,063,105            1969        12/87    10 - 40 years

CPHP-X -
   Bergen Circle
   Springfield, Massachusetts  901,206     12,561,034   13,462,240      5,725,070            1976        12/87    10 - 40 years

CPHP-V -
   JayCee Towers
   Dayton, Ohio                599,719      5,499,493    6,099,212      2,242,069            1970        12/88       27.5 years

CPHP-VIII -
   Sunset Townhouses
   Newton, Kansas               50,397      1,300,750    1,351,147        666,656            1971         8/88    10 - 40 years
---------------------------------------------------------------------------------------------------------------------------------

BALANCE CARRIED
   FORWARD                  $4,067,995    $53,408,263  $57,476,258    $25,356,257
---------------------------------------------------------------------------------------------------------------------------------




                                                 See notes to schedule

                                                                                                            Schedule III
                                                                                                            ------------
                                                                                                             Page 2 of 2

                                            CENTURY PACIFIC HOUSING FUND-I
------------------------------------------------------------------------------------------------------------------------

                              REAL ESTATE AND ACCUMULATED DEPRECIATION OF OPERATING
                         PARTNERSHIPS IN WHICH CPHF-I HAS LIMITED PARTNERSHIP INTERESTS
                                                 DECEMBER 31, 1999
                                                               INITIAL COST TO                    COST CAPITALIZED
                                                            OPERATING PARTNERSHIP             SUBSEQUENT TO ACQUISITION
                                                        ----------------------------          --------------------------
                                                                       BUILDINGS AND                    BUILDINGS AND
DESCRIPTION <F1>                ENCUMBRANCES <F2>             LAND      IMPROVEMENTS             LAND    IMPROVEMENTS
------------------------------------------------------------------------------------------------------------------------
BALANCE CARRIED
   FORWARD                          $ 68,409,579        $4,059,626       $48,256,929         $ 8,369      $ 5,151,334

CPHP-XI -
   Continental Terrace
   Fort Worth, Texas                   6,020,648           231,946         4,368,054           1,049          706,441

CPHP-XII -
   Yale Village
   Houston, Texas                      8,169,631           299,925         4,950,075           1,364          996,956

CPHP-XIII -
   Atlantis
   Virginia Beach, Virginia            8,409,691           520,607         5,382,387           2,861          806,887

CPHP-XIV -
   Kings Row
   Houston, Texas                      5,642,156           193,458         3,586,542             947          885,759

CPHP-XV -
   Castle Gardens
   Lubbock, Texas                      4,612,946           161,989         3,106,011             821          681,178

CPHP-XVI -
   Rockwell Villa
   Oklahoma City, Oklahoma             1,533,328            75,255         1,160,145           1,168          280,455

CPHP-XVII -
   London Square Village
   Oklahoma City, Oklahoma             4,771,998           203,978         4,009,000              --          730,084

CPHP-XVIII -
   Ascension Towers
   Memphis, Tennessee                  9,015,291           176,341         6,551,159              --          806,421

Coleman Manor
   Associates Limited
   Partnership -
   Coleman Manor
   Baltimore, Maryland                 2,175,463            61,281         3,384,621              --          165,210

CPHP-XX -
   Holiday Heights
   Fort Worth, Texas                   3,068,922           202,445         1,942,864              --          193,476

CPHP-XXII -
   Harriet Tubman
   Terrace - Berkeley,
   California                          6,516,870           361,275         3,807,339           5,097          436,832
------------------------------------------------------------------------------------------------------------------------

                                    $128,346,523        $6,548,126       $90,505,126         $21,676      $11,841,033
========================================================================================================================

                                                                                                                      LIFE UPON
                                                                                                                          WHICH
                                  GROSS AMOUNT AT WHICH               ACCUMULATED                                  DEPRECIATION
                                 CARRIED AT CLOSE OF YEAR            DEPRECIATION                                     IN LATEST
                            --------------------------------------  -------------                                        INCOME
                                        BUILDINGS AND               BUILDINGS AND         DATE OF         DATE     STATEMENT IS
DESCRIPTION <F1>                  LAND   IMPROVEMENTS        TOTAL   IMPROVEMENTS    CONSTRUCTION     ACQUIRED         COMPUTED
---------------------------------------------------------------------------------------------------------------------------------
BALANCE CARRIED
   FORWARD                  $4,067,995    $ 53,408,263 $ 57,476,258   $25,356,257

CPHP-XI -
   Continental Terrace
   Fort Worth, Texas           232,995       5,074,495    5,307,490     2,513,411            1971        10/88    20 - 40 years

CPHP-XII -
   Yale Village
   Houston, Texas              301,289       5,947,031    6,248,320     3,295,657            1970         8/88    20 - 40 years

CPHP-XIII -
   Atlantis
   Virginia Beach, Virginia    523,468       6,189,274    6,712,742     3,114,724            1970         7/88    20 - 40 years

CPHP-XIV -
   Kings Row
   Houston, Texas              194,405       4,472,301    4,666,706     2,271,625            1968         8/88    20 - 40 years

CPHP-XV -
   Castle Gardens
   Lubbock, Texas              162,810       3,787,189    3,949,999     1,838,454            1971         7/88    15 - 40 years

CPHP-XVI -
   Rockwell Villa
   Oklahoma City, Oklahoma      76,423       1,440,600    1,517,023       626,760            1970         7/88       27.5 years

CPHP-XVII -
   London Square Village
   Oklahoma City, Oklahoma     203,978       4,739,084    4,943,062     2,471,850            1975         8/88       27.5 years

CPHP-XVIII -
   Ascension Towers
   Memphis, Tennessee          176,341       7,357,580    7,533,921     3,195,630            1979         8/88       27.5 years

Coleman Manor
   Associates Limited
   Partnership -
   Coleman Manor
   Baltimore, Maryland          61,281       3,549,831    3,611,112     1,466,857            1903         8/88       27.5 years

CPHP-XX -
   Holiday Heights
   Fort Worth, Texas           202,445       2,136,340    2,338,785     1,047,680            1972        10/88         32 years

CPHP-XXII -
   Harriet Tubman
   Terrace - Berkeley,
   California                  366,372       4,244,171    4,610,543     1,850,466            1975         8/88       27.5 years
---------------------------------------------------------------------------------------------------------------------------------

                            $6,569,802    $102,346,159 $108,915,961   $49,049,371
=================================================================================================================================

                                                 See notes to schedule

                        CENTURY PACIFIC HOUSING FUND-1
------------------------------------------------------------------------------
             NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
               DEPRECIATION OF OPERATING PARTNERSHIPS IN WHICH
                   CPHF-I HAS LIMITED PARTNERSHIP INTERESTS
                              DECEMBER 31, 1999

NOTE 1 - DESCRIPTION OF PROPERTIES
----------------------------------

The Properties held by the Operating Partnerships in which the Partnership has invested are housing projects, primarily for families and elderly or handicapped individuals of low and moderate income.

NOTE 2 - SCHEDULE OF ENCUMBRANCES
---------------------------------


OPERATING PARTNERSHIP                   MORTGAGE       RESIDUAL       PURCHASE          OTHER
NAME AND PROPERTY NAME                     NOTES           NOTE           NOTE          NOTES          TOTAL
--------------------------------------------------------------------------------------------------------------
CPHP-I Charter House                 $   852,154    $ 1,582,727       $     --     $       --   $  2,434,881

CPHP-II VOA/Sunset Park,
  Ltd. Sunset Park                     2,355,066      6,776,105             --         95,607      9,226,778

CPHP-III Highland Park                 1,024,403     10,519,878             --         22,697     11,566,978

CPHP-IV Forest Glen
  Estates                              1,847,626      4,548,298             --         67,837      6,463,761

CPHP-V Jaycee Towers                   2,297,260      5,479,214             --        264,703      8,041,177

CPHP-VI Edgewood                       1,838,919        977,433             --        182,995      2,999,347

CPHP-VII Gulfway Terrace               2,552,744      3,522,793             --        287,806      6,363,343

CPHP-VIII
  Sunset Townhouses                      566,125        850,721             --         18,252      1,435,098

CPHP-IX Wind Ridge                     1,262,361      2,859,061             --         64,165      4,185,587

CPHP-X Bergen Circle                   5,712,249      9,294,493             --        685,887     15,692,629

CPHP-XI Continental Terrace            1,930,065      3,673,668             --        416,915      6,020,648

CPHP-XII Yale Village                  2,257,315      4,372,435             --      1,539,881      8,169,631

CPHP-XIII Atlantis                     1,985,348      6,413,898             --         10,445      8,409,691

CPHP-XIV Kings Row                     1,296,674      3,852,811             --        492,671      5,642,156

CPHP-XV Castle Gardens                 1,366,748      2,923,446             --        322,752      4,612,946

CPHP-XVI Rockwell Villa                  487,774        982,918             --         62,636      1,533,328

CPHP-XVII London Square
  Village                              2,037,616      2,470,882             --        263,500      4,771,998

CPHP-XVIII Ascension Towers            3,002,910      5,984,927             --         27,454      9,015,291

Coleman Manor Associates
  Limited Partnership
  Coleman Manor                        2,135,463             --             --         40,000      2,175,463

CPHP-XX Holiday Heights                  843,810      2,225,112             --             --      3,068,922

CPHP-XXII Harriet Tubman
  Terrace                              1,341,436      4,953,934        221,500             --      6,516,870
--------------------------------------------------------------------------------------------------------------

                                     $38,994,066    $84,264,754       $221,500     $4,866,203   $128,346,523
==============================================================================================================

                        CENTURY PACIFIC HOUSING FUND-1
------------------------------------------------------------------------------
                   NOTES TO SCHEDULE III - REAL ESTATE AND
            ACCUMULATED DEPRECIATION OF OPERATING PARTNERSHIPS IN
          WHICH CPHF-I HAS LIMITED PARTNERSHIP INTERESTS - CONTINUED
                              DECEMBER 31, 1999




NOTE 3 - RECONCILIATION OF REAL ESTATE AND ACCUMULATED DEPRECIATION
-------------------------------------------------------------------

                                                                 ACCUMULATED
                                                        COST    DEPRECIATION
                                             ---------------------------------
         Balance at December 31, 1996           $106,463,360     $36,178,310
         Additions during year:
            Improvements                             744,144              --
            Depreciation                                  --       4,256,632
         ---------------------------------------------------------------------
         Balance at December 31, 1997            107,207,504      40,434,942
         Additions during year:
            Improvements                             864,012              --
            Depreciation                                  --       4,318,634
         ---------------------------------------------------------------------

         Balance at December 31, 1998            108,071,516      44,753,576
         Additions during year:
            Improvements                             844,445              --
            Depreciation                                  --       4,295,795
         ---------------------------------------------------------------------

                                                $108,915,961     $49,049,371
         =====================================================================

                                          CENTURY PACIFIC HOUSING FUND-1
------------------------------------------------------------------------------------------------------------------
                                    MORTGAGE LOANS ON REAL ESTATE OF OPERATING
                                        PARTNERSHIPS IN WHICH CPHF-I HAS
                                         LIMITED PARTNERSHIP INTERESTS
                                               DECEMBER 31, 1999

                                                                                               Schedule IV

                                                                 MONTHLY
                                                                 PAYMENTS          ORIGINAL
                                                   FINAL       TO MATURITY           FACE             CARRYING
                                 INTEREST         MATURITY     (NET OF HUD        AMOUNT OF           AMOUNT OF
DESCRIPTION <F1>                   RATE             DATE         SUBSIDY)          MORTGAGE         MORTGAGE <F2>
------------------------------------------------------------------------------------------------------------------
First mortgages assumed
by Operating Partnerships:

Century Pacific Housing
Partnership-I (CPHP-I)
    Charter House
    Dothan, Alabama                  7%          March 2013     $  8,238         $ 1,325,700        $   852,154

CPHP-II
    VOA/Sunset Park, Ltd.
    Sunset Park                                   November
    Denver, Colorado                 7%             2014           8,697           4,859,300          2,355,066

CPHP-III
    Highland Park                                 December
    Topeka, Kansas                   3%             2008          10,835           2,914,500          1,024,403

CPHP-IV
    Forest Glen Estates
    Kansas City, Kansas            7.5%          April 2013        6,566           2,787,000          1,847,626

CPHP-VI                        3% plus
    Edgewood                   treasury
    Danville, Illinois        bill rate          March 2013       18,928           2,360,000          1,838,919

CPHP-VII
    Gulfway Terrace
    New Orleans, Louisiana           7%          June 2015         8,320           3,616,200          2,552,744

CPHP-IX
    Wind Ridge                                    November
    Wichita, Kansas                8.5%             2010           4,602           2,010,900          1,262,361

CPHP-X
    Bergen Circle
    Springfield,
    Massachusetts                 6.92%          March 2018        4,818           7,381,100          5,712,249

CPHP-V
    Jaycee Towers                                September
    Dayton, Ohio                   8.5%             2012           7,541           3,361,200          2,297,260

CPHP-VIII
    Sunset Townhouses
    Newton, Kansas                               September
                                   8.5%             2012           1,864             828,300            566,125
------------------------------------------------------------------------------------------------------------------
BALANCE BROUGHT
FORWARD                                                           80,409          31,444,200         20,308,907
------------------------------------------------------------------------------------------------------------------



                                          CENTURY PACIFIC HOUSING FUND-1
------------------------------------------------------------------------------------------------------------------
                                    MORTGAGE LOANS ON REAL ESTATE OF OPERATING
                                        PARTNERSHIPS IN WHICH CPHF-I HAS
                                         LIMITED PARTNERSHIP INTERESTS
                                               DECEMBER 31, 1999

                                                                                               Schedule IV

                                                                 MONTHLY
                                                                 PAYMENTS          ORIGINAL
                                                   FINAL       TO MATURITY           FACE             CARRYING
                                 INTEREST         MATURITY     (NET OF HUD        AMOUNT OF           AMOUNT OF
DESCRIPTION <F1>                   RATE             DATE         SUBSIDY)          MORTGAGE         MORTGAGE <F2>
------------------------------------------------------------------------------------------------------------------
  BALANCE BROUGHT FORWARD                                       $ 80,409         $31,444,200        $20,308,907

CPHP-XI
    Continental Terrace
    Fort Worth, Texas                7%          March 2013        6,812           3,002,600          1,930,065

CPHP-XII
    Yale Village
    Houston, Texas                   7%          June 2015         9,552           3,363,300          2,257,315

CPHP-XIII
    Atlantis
    Virginia Beach, Virginia       8.5%          March 2012        7,294           2,946,500          1,985,348

CPHP-XIV
    Kings Row
    Houston, Texas                7.05%         August 2011       13,925           2,116,000          1,296,674

CPHP-XV
    Castle Gardens
    Lubbock, Texas                 8.5%          June 2015         4,785           1,949,900          1,366,748

CPHP-XVI
    Rockwell Villa
    Oklahoma City, Oklahoma                      September
                                     7%             2013           1,953             812,700            487,774

CPHP-XVII
    London Square Village
    Oklahoma City, Oklahoma        7.5%          June 2012         7,861           3,153,900          2,037,616

CPHP-XVIII
    Ascension Towers
    Memphis, Tennessee               7%           May 2015         9,622           4,290,000          3,002,910

Coleman Manor Associates
    Limited Partnership
      Coleman Manor
      Baltimore, Maryland           10%          July 2029        12,545           2,365,000          2,135,463

CPHP-XX
    Holiday Heights
    Fort Worth, Texas                7%          April 2014        2,829           1,252,700            843,810

CPHP-XXII
    Harriet Tubman Terrace
    Berkeley, California             7%         October 2015       4,113           1,882,700          1,341,436
------------------------------------------------------------------------------------------------------------------

                                                                $161,700         $58,579,500        $38,994,066
------------------------------------------------------------------------------------------------------------------


                                            See notes to schedule



                                          CENTURY PACIFIC HOUSING FUND-1
------------------------------------------------------------------------------------------------------------------
                                    MORTGAGE LOANS ON REAL ESTATE OF OPERATING
                                        PARTNERSHIPS IN WHICH CPHF-I HAS
                                         LIMITED PARTNERSHIP INTERESTS
                                               DECEMBER 31, 1999

                                                                                               Schedule IV

                                                                 MONTHLY
                                                                 PAYMENTS          ORIGINAL
                                                   FINAL       TO MATURITY           FACE             CARRYING
                                 INTEREST         MATURITY     (NET OF HUD        AMOUNT OF           AMOUNT OF
DESCRIPTION <F1>                   RATE             DATE         SUBSIDY)          MORTGAGE         MORTGAGE <F2>
------------------------------------------------------------------------------------------------------------------
Residual notes (second
mortgages):

Century Pacific Housing
Partnership-I (CPHP-I)
    Charter House                                 December
    Dothan, Alabama                 <F1>            2002             <F1>        $   781,581        $ 1,582,727

CPHP-II
    VOA/Sunset Park, Ltd.
    Sunset Park                                   December
    Denver, Colorado                <F1>            2002             <F1>          2,462,936          6,776,105

CPHP-III
    Highland Park
    Topeka, Kansas                                December
                                    <F1>            2002             <F1>          3,936,695         10,519,878

CPHP-IV
    Forest Glen Estates                           December
    Kansas City, Kansas             <F1>            2002             <F1>          1,733,923          4,548,298

CPHP-VI
    Edgewood                                      December
    Danville, Illinois              <F1>            2002             <F1>            415,192            977,433

CPHP-VII
    Gulfway Terrace                               December
    New Orleans, Louisiana          <F1>            2002             <F1>          1,255,000          3,522,793

CPHP-IX
    Wind Ridge                                    December
    Wichita, Kansas                 <F1>            2003             <F1>          1,053,084          2,859,061

CPHP-X
    Bergen Circle
    Springfield,
    Massachusetts                   <F1>         July 2013           <F1>          3,547,072          9,294,493

CPHP-V
    Jaycee Towers
    Dayton, Ohio                    <F1>        October 2005         <F1>          2,245,673          5,479,214

CPHP-VIII
    Sunset Townhouses
    Newton, Kansas                  <F1>        August 2003          <F1>            341,229            850,721
------------------------------------------------------------------------------------------------------------------
BALANCE BROUGHT
FORWARD                                                                           17,772,385         46,410,723
------------------------------------------------------------------------------------------------------------------




                                          CENTURY PACIFIC HOUSING FUND-1
------------------------------------------------------------------------------------------------------------------
                                    MORTGAGE LOANS ON REAL ESTATE OF OPERATING
                                        PARTNERSHIPS IN WHICH CPHF-I HAS
                                         LIMITED PARTNERSHIP INTERESTS
                                               DECEMBER 31, 1999

                                                                                               Schedule IV

                                                                 MONTHLY
                                                                 PAYMENTS          ORIGINAL
                                                   FINAL       TO MATURITY           FACE              CARRYING
                                 INTEREST         MATURITY     (NET OF HUD        AMOUNT OF           AMOUNT OF
DESCRIPTION <F1>                   RATE             DATE         SUBSIDY)          MORTGAGE       MORTGAGE <F2>
------------------------------------------------------------------------------------------------------------------
BALANCE BROUGHT
FORWARD                                                                          $17,772,385        $46,410,723

CPHP-XI
    Continental Terrace
    Fort Worth, Texas               <F1>        October 2003         <F1>          1,595,364          3,673,668

CPHP-XII
    Yale Village
    Houston, Texas                  <F1>        August 2003          <F1>          1,255,000          4,372,435

CPHP-XIII
    Atlantis
    Virginia Beach, Virginia        <F1>         July 2003           <F1>          2,552,584          6,413,898

CPHP-XIV
    Kings Row
    Houston, Texas                  <F1>        August 2003          <F1>          1,537,518          3,852,811

CPHP-XV
    Castle Gardens
    Lubbock, Texas                  <F1>         July 2003           <F1>          1,160,247          2,923,446

CPHP-XVI
    Rockwell Villa
    Oklahoma City,
    Oklahoma                        <F1>         July 2003           <F1>            398,629            982,918

CPHP-XVII
    London Square Village
    Oklahoma City,
    Oklahoma                        <F1>         July 2003           <F1>            979,071          2,470,882

CPHP-XVIII
    Ascension Towers
    Memphis, Tennessee              <F1>        August 2003          <F1>          2,404,667          5,984,927

CPHP-XX
    Holiday Heights
    Fort Worth, Texas               <F1>        October 2004         <F1>            909,472          2,225,112

CPHP-XXII
    Harriet Tubman Terrace                        December
    Berkeley, California            <F1>            2003             <F1>          2,036,000          4,953,934
------------------------------------------------------------------------------------------------------------------
                                                                                 $32,600,937        $84,264,754
==================================================================================================================


                                               See notes to schedule

                        CENTURY PACIFIC HOUSING FUND-1
------------------------------------------------------------------------------
                NOTES TO SCHEDULE IV - MORTGAGE LOANS ON REAL
                  ESTATE OF OPERATING PARTNERSHIPS IN WHICH
                   CPHF-I HAS LIMITED PARTNERSHIP INTERESTS
                              DECEMBER 31, 1999

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

NOTE 2 - RECONCILIATION OF MORTGAGES AND RESIDUAL NOTES
         ----------------------------------------------

                                                      FOR THE YEAR ENDED
                                                       DECEMBER 31, 1999
                                              ----------------------------------
                                                   MORTGAGE         RESIDUAL
                                                     LOANS           NOTES
                                              ----------------------------------
       Balance at December 31, 1996              $43,297,826       $66,017,699
          Additions during year:
             Accrued interest                             --         5,288,652
          Deductions during year:
             Payments                             (1,329,889)               --
--------------------------------------------------------------------------------
       Balance at December 31, 1997               41,967,937        71,306,351
          Additions during year:
             Accrued interest                             --         5,929,555
          Deductions during year:
             Payments                               (733,082)               --
--------------------------------------------------------------------------------

       Balance at December 31, 1998               41,234,855        77,235,906
          Additions during year:
             Accrued interest                             --         7,028,848
          Deductions during year:
          Payments                                (2,240,789)               --
--------------------------------------------------------------------------------

                                                 $38,994,066       $84,264,754
================================================================================

==============================================================================


                           COLEMAN MANOR ASSOCIATES
                             LIMITED PARTNERSHIP
                             FINANCIAL STATEMENTS
                              DECEMBER 31, 1999


==============================================================================


CONTENTS
------------------------------------------------------------------------

                                                                    PAGE
Independent Auditors' Report                                       1 - 2

Balance Sheet                                                      3 - 4

Statement Of Profit And Loss                                       5 - 6

Statement Of Partners' Equity (Deficit)                                7

Statement Of Cash Flows                                            8 - 9

Notes To Financial Statements                                    10 - 13

Supporting Data Required By HUD                                  14 - 16

Independent Auditors' Report On Internal
   Control                                                       17 - 18

Independent Auditors' Report On Compliance With
   Specific Requirements Applicable To Major HUD
   Programs                                                      19 - 20

Independent Auditors' Report On Compliance With
   Specific Requirements Applicable To Fair Housing
   And Non-Discrimination                                             21

Schedule Of Findings And Questioned Costs                             22

Auditors' Comments On Audit Resolution Matters
   Relating To The HUD Programs                                  23 - 24

Mortgagor's Certification                                             25

Management Agent's Certification                                      26

Auditor's Transmittal Letter                                          27

                        [letterhead of RBG & Co.]


S2100-020                INDEPENDENT AUDITORS' REPORT


To The Partners
Coleman Manor Associates Limited Partnership


We have audited the accompanying balance sheet of Coleman Manor Associates Limited Partnership, Project No. 052-35464, a limited partnership, as of December 31, 1999 and the related statements of profit and loss, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coleman Manor Associates Limited Partnership as of December 31, 1999 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information (shown on pages 14 to 16) is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

Board of Directors
Coleman Manor Associates Limited Partnership
------------------------------------------------------------------------------


In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 27, 2000 on our consideration of Coleman Manor Associates Limited Partnership's internal control and reports dated January 27, 2000, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination.


                                    /s/ Rubin, Brown, Gornstein & Co. LLP


January 27, 2000






------------------------------------------------------------------------------
                                                                        Page 2

                                 COLEMAN MANOR ASSOCIATES LIMITED PARTNERSHIP
                                                   052-35464
-------------------------------------------------------------------------------------------------------
                                                 BALANCE SHEET
                                                  PAGE 1 OF 2
                                               DECEMBER 31, 1999



                                                 ASSETS

CURRENT ASSETS
1120      Cash - operations                                                $    6,814
1130      Tenant accounts receivable                                            1,939
1135      Accounts receivable - HUD                                             8,345
1200      Miscellaneous prepaid expenses                                       21,805
                                                                        --------------
1100T        TOTAL CURRENT ASSETS                                                                 $   38,903

DEPOSITS HELD IN TRUST - FUNDED
1191      Tenant deposits held in trust                                                                6,652

RESTRICTED DEPOSITS AND FUNDED RESERVES
1310      Escrow deposits                                                      28,943
1320      Replacement reserve                                                  40,527
                                                                        --------------
1300T        TOTAL DEPOSITS                                                                           69,470

FIXED ASSETS
1410      Land                                                                 61,281
1420      Buildings                                                         3,426,317
1465      Office furniture and equipment                                      123,514
                                                                        --------------
1400T        Total Fixed Assets                                             3,611,112

1495      Less:  Accumulated depreciation                                   1,466,857
                                                                        --------------
1400N        NET FIXED ASSETS                                                                      2,144,255

OTHER ASSETS
1520      Intangible assets - loan costs
1520      Intangible assets - credit application and                           97,875
             compliance fees                                                   11,844
                                                                        --------------
1500T        TOTAL OTHER ASSETS                                                                      109,719
                                                                                                -------------
1000T        TOTAL ASSETS                                                                         $2,368,999
                                                                                                =============


-------------------------------------------------------------------------------------------------------
See the accompanying notes to financial statements.                                              Page 3


                              COLEMAN MANOR ASSOCIATES LIMITED PARTNERSHIP
                                                052-35464
-------------------------------------------------------------------------------------------------------

                                              BALANCE SHEET
                                               PAGE 2 OF 2
                                            DECEMBER 31, 1999



                                               LIABILITIES

CURRENT LIABILITIES
2105      Bank overdraft - operations                                      $      398
2110      Accounts payable - operations                                         6,366
2120      Accrued wages payable                                                 2,311
2113      Accounts payable - entity                                           186,454
2123      Accrued management fee payable                                        1,839
2131      Accrued interest payable - first mortgage                            14,889
2170      Mortgage payable - first mortgage (short-term)                        8,559
2172      Mortgage payable - second mortgage (short-term)                       1,382
2210      Prepaid revenue                                                       1,337
                                                                        --------------
2122T        TOTAL CURRENT LIABILITIES                                                            $  223,535

DEPOSIT AND PREPAYMENT LIABILITIES
2191      Tenant deposits held in trust (contra)                                                       6,638

LONG-TERM LIABILITIES
2320      Mortgage payable - first mortgage                                 1,415,101
2322      Mortgage payable - second mortgage                                  710,421
2324      Other loans and notes payable                                        40,000
                                                                        --------------
2300T        TOTAL LONG-TERM LIABILITIES                                                           2,165,522
                                                                                                -------------

2000T        TOTAL LIABILITIES                                                                     2,395,695

                                           PARTNERS' EQUITY (DEFICIT)

3130      Partners' equity (deficit)                                                                 (26,696)
                                                                                                -------------

2033T        TOTAL LIABILITIES AND PARTNERS' EQUITY (DEFICIT)                                     $2,368,999
                                                                                                =============



-------------------------------------------------------------------------------------------------------
See the accompanying notes to financial statements.                                              Page 4

                                  COLEMAN MANOR ASSOCIATES LIMITED PARTNERSHIP
                                                   052-35464
----------------------------------------------------------------------------------------------------------------------
                                           STATEMENT OF PROFIT AND LOSS
                                       FOR THE YEAR ENDED DECEMBER 31, 1999

----------------------------------------------------------------------------------------------------------------------
    PART 1                      DESCRIPTION OF ACCOUNT                       ACCT. NO.       AMOUNT
----------------------------------------------------------------------------------------------------------------------
                     Rent Revenue - Gross Potential                             5120        $ 44,692
                   ---------------------------------------------------------------------------------------------------
                     Tenant Assistance Payments                                 5121        $330,202
                   ---------------------------------------------------------------------------------------------------
                     Rent Revenue - Stores and Commercial                       5140        $
                   ---------------------------------------------------------------------------------------------------
                     Garage and Parking Spaces                                  5170        $
                   ---------------------------------------------------------------------------------------------------
                     Flexible Subsidy Revenue                                   5180        $
     RENT          ---------------------------------------------------------------------------------------------------
    REVENUE          Miscellaneous Rent Revenue                                 5190        $
     5100          ---------------------------------------------------------------------------------------------------
                     Excess Rent                                                5191        $
                   ---------------------------------------------------------------------------------------------------
                     Rent Revenue/Insurance                                     5192        $
                   ---------------------------------------------------------------------------------------------------
                     Special Claims Revenue                                     5193        $
                   ---------------------------------------------------------------------------------------------------
                     Retained Excess Income                                     5194        $
                   ---------------------------------------------------------------------------------------------------
                        TOTAL RENT REVENUE                                     5100T                        $ 374,894
----------------------------------------------------------------------------------------------------------------------
                     Apartments                                                 5220        $  5,983
                   ---------------------------------------------------------------------------------------------------
                     Stores and Commercial                                      5240        $
                   ---------------------------------------------------------------------------------------------------
                     Rental Concessions                                         5250        $
   VACANCIES       ---------------------------------------------------------------------------------------------------
     5200            Garage and Parking Space                                   5270        $
                   ---------------------------------------------------------------------------------------------------
                     Miscellaneous                                              5290        $
                   ---------------------------------------------------------------------------------------------------
                        TOTAL VACANCIES                                        5200T                        $   5,983
                   ---------------------------------------------------------------------------------------------------
                        NET RENTAL REVENUE Rent Revenue Less Vacancies         5152N                        $ 368,911
----------------------------------------------------------------------------------------------------------------------
                     Nursing Homes/Assisted Living/Board
     5300               and Care/Other Elderly Care/
                   ---------------------------------------------------------------------------------------------------
                        Coop/ and Other Revenues                                5300                        $
----------------------------------------------------------------------------------------------------------------------
                     Financial Revenue - Project Operations                     5410        $    446
                   ---------------------------------------------------------------------------------------------------
                     Revenue from Investments - Residual Receipts               5430        $
   FINANCIAL       ---------------------------------------------------------------------------------------------------
    REVENUE          Revenue from Investments - Replacement Reserve             5440        $    797
     5400          ---------------------------------------------------------------------------------------------------
                     Revenue from Investments - Miscellaneous                   5490        $
                   ---------------------------------------------------------------------------------------------------
                        TOTAL FINANCIAL REVENUE                                5400T                        $   1,243
----------------------------------------------------------------------------------------------------------------------
                     Laundry and Vending Revenue                                5910        $  1,627
                   ---------------------------------------------------------------------------------------------------
                     Tenant Charges                                             5920        $  1,316
                   ---------------------------------------------------------------------------------------------------
                     Interest Reduction Payments Revenue                        5945        $
     OTHER         ---------------------------------------------------------------------------------------------------
    REVENUE          Miscellaneous Revenue (Schedule)                           5990        $  3,789
     5900          ---------------------------------------------------------------------------------------------------
                        TOTAL OTHER REVENUE                                    5900T                        $   6,732
                   ---------------------------------------------------------------------------------------------------
                        TOTAL REVENUE                                          5000T                        $ 376,886
----------------------------------------------------------------------------------------------------------------------
                     Conventions and Meetings                                   6203        $
                   ---------------------------------------------------------------------------------------------------
                     Management Consultants                                     6204        $
                   ---------------------------------------------------------------------------------------------------
                     Advertising and Marketing                                  6210        $     93
                   ---------------------------------------------------------------------------------------------------
                     Other Renting Expenses                                     6250        $  4,180
                   ---------------------------------------------------------------------------------------------------
                     Office Salaries                                            6310        $ 17,799
                   ---------------------------------------------------------------------------------------------------
                     Office Expenses                                            6311        $  7,368
                   ---------------------------------------------------------------------------------------------------
                     Office or Model Apartment Rent                             6312        $
                   ---------------------------------------------------------------------------------------------------
                     Management Fee                                             6320        $ 21,943
 ADMINISTRATIVE    ---------------------------------------------------------------------------------------------------
   EXPENSES          Manager or Superintendent Salaries                         6330        $
   6200/6300       ---------------------------------------------------------------------------------------------------
                     Administrative Rent Free Unit                              6331        $  7,477
                   ---------------------------------------------------------------------------------------------------
                     Legal Expense - Project                                    6340        $    174
                   ---------------------------------------------------------------------------------------------------
                     Audit Expense                                              6350        $  6,000
                   ---------------------------------------------------------------------------------------------------
                     Bookkeeping Fees/Accounting Services                       6351        $  4,925
                   ---------------------------------------------------------------------------------------------------
                     Bad Debts                                                  6370        $    243
                   ---------------------------------------------------------------------------------------------------
                     Miscellaneous Administrative Expenses                      6390        $  1,421
                   ---------------------------------------------------------------------------------------------------
                        TOTAL ADMINISTRATIVE EXPENSES                          6263T                        $  71,623
----------------------------------------------------------------------------------------------------------------------
                     Fuel Oil/Coal                                              6420        $
                   ---------------------------------------------------------------------------------------------------
                     Electricity                                                6450        $  8,104
   UTILITIES       ---------------------------------------------------------------------------------------------------
    EXPENSE          Water                                                      6451        $  1,325
     6400          ---------------------------------------------------------------------------------------------------
                     Gas                                                        6452        $
                   ---------------------------------------------------------------------------------------------------
                     Sewer                                                      6453        $  2,959
                   ---------------------------------------------------------------------------------------------------
                        TOTAL UTILITIES EXPENSE                                6400T                        $  12,388
                   ---------------------------------------------------------------------------------------------------
                            TOTAL EXPENSES (CARRY FORWARD TO PAGE 2)                                        $  84,011
----------------------------------------------------------------------------------------------------------------------
                                                      Page 1 of 2




----------------------------------------------------------------------------------------------------------------------
See the accompanying notes to financial statements.                                                             Page 5



Project Name: Coleman Manor Associates Limited Partnership
----------------------------------------------------------------------------------------------------------------------
                                                                             BALANCE CARRIED FORWARD        $  84,011
----------------------------------------------------------------------------------------------------------------------
                     Payroll                                                    6510        $ 30,806
                   ---------------------------------------------------------------------------------------------------
                     Supplies                                                   6515        $    641
                   ---------------------------------------------------------------------------------------------------
                     Contracts                                                  6520        $ 16,970
                   ---------------------------------------------------------------------------------------------------
                     Operating and Maintenance Rent Free Unit                   6521        $
                   ---------------------------------------------------------------------------------------------------
                     Garbage and Trash Removal                                  6525        $  1,980
   OPERATING       ---------------------------------------------------------------------------------------------------
  MAINTENANCE        Security Payroll/Contract                                  6530        $
   EXPENSES        ---------------------------------------------------------------------------------------------------
     6500            Security Rent Free Unit                                    6531        $
                   ---------------------------------------------------------------------------------------------------
                     Heating/Cooling Repairs and Maintenance                    6546        $  6,760
                   ---------------------------------------------------------------------------------------------------
                     Snow Removal                                               6548        $    150
                   ---------------------------------------------------------------------------------------------------
                     Vehicle and Maintenance Equipment Operation and Repairs    6570        $
                   ---------------------------------------------------------------------------------------------------
                     Miscellaneous Operating and Maintenance Expenses           6590        $  5,992
                   ---------------------------------------------------------------------------------------------------
                        TOTAL OPERATING AND MAINTENANCE EXPENSES               6500T                        $  63,299
----------------------------------------------------------------------------------------------------------------------
                     Real Estate Taxes                                          6710        $ 34,458
                   ---------------------------------------------------------------------------------------------------
                     Payroll Taxes (Project's Share)                            6711        $  4,284
                   ---------------------------------------------------------------------------------------------------
                     Property and Liability Insurance (Hazard)                  6720        $  5,655
     TAXES         ---------------------------------------------------------------------------------------------------
      AND            Fidelity Bond Insurance                                    6721        $
   INSURANCE       ---------------------------------------------------------------------------------------------------
      6700           Workmen's Compensation                                     6722        $    830
                   ---------------------------------------------------------------------------------------------------
                     Health Insurance and Other Employee Benefits               6723        $  3,956
                   ---------------------------------------------------------------------------------------------------
                     Miscellaneous Taxes, Licenses, Permits and Insurance       6790        $  1,315
                   ---------------------------------------------------------------------------------------------------
                        TOTAL TAXES AND INSURANCE                              6700T                        $  50,498
----------------------------------------------------------------------------------------------------------------------
                     Interest on Mortgage Payable                               6820        $142,798
                   ---------------------------------------------------------------------------------------------------
                     Interest on Notes Payable (Long-Term)                      6830        $  7,123
   FINANCIAL       ---------------------------------------------------------------------------------------------------
   EXPENSES          Interest on Notes Payable (Short-Term)                     6840        $
     6800          ---------------------------------------------------------------------------------------------------
                     Mortgage Insurance Premium/Service Charge                  6850        $  7,153
                   ---------------------------------------------------------------------------------------------------
                     Miscellaneous Financial Expenses                           6890        $
                   ---------------------------------------------------------------------------------------------------
                        TOTAL FINANCIAL EXPENSES                               6800T                        $ 157,074
----------------------------------------------------------------------------------------------------------------------
                     Nursing Homes/ Assisted Living/ Board and
     6900          ---------------------------------------------------------------------------------------------------
                        Care/ Other Elderly Care Expenses                       6900        $
----------------------------------------------------------------------------------------------------------------------
                        TOTAL COST OF OPERATIONS BEFORE
                        DEPRECIATION AND AMORTIZATION                          6000T                        $ 354,882
                   ---------------------------------------------------------------------------------------------------
                        PROFIT (LOSS) BEFORE DEPRECIATION AND AMORTIZATION     5060T                        $  22,004
                   ---------------------------------------------------------------------------------------------------
                     Depreciation Expense                                       6600        $135,085
                   ---------------------------------------------------------------------------------------------------
                     Amortization Expense                                       6610        $  6,580
                   ---------------------------------------------------------------------------------------------------
                        TOTAL DEPRECIATION AND AMORTIZATION                                                 $ 141,665
                   ---------------------------------------------------------------------------------------------------
                        OPERATING PROFIT OR (LOSS)                             5060N                        $(119,661)
----------------------------------------------------------------------------------------------------------------------
                     Officer's Salaries                                         7110        $
                   ---------------------------------------------------------------------------------------------------
                     Legal Expenses                                             7120        $
                   ---------------------------------------------------------------------------------------------------
                     Federal, State, and Other Income Taxes                     7130        $
                   ---------------------------------------------------------------------------------------------------
 CORPORATE OR        Interest Income                                            7140        $
   MORTGAGOR       ---------------------------------------------------------------------------------------------------
    ENTITY           Interest on Notes Payable                                  7141        $
   EXPENSES        ---------------------------------------------------------------------------------------------------
     7100            Interest on Mortgage Payable                               7142        $
                   ---------------------------------------------------------------------------------------------------
                     Other Expenses (Schedule)                                  7190        $ 19,800
                   ---------------------------------------------------------------------------------------------------
                        NET ENTITY EXPENSES                                    7100T                        $  19,800
                   ---------------------------------------------------------------------------------------------------
                        PROFIT OR LOSS (NET INCOME OR LOSS)                     3250                        $(139,461)
----------------------------------------------------------------------------------------------------------------------
MISCELLANEOUS OR OTHER INCOME AND EXPENSE SUB-ACCOUNT GROUPS.  If miscellaneous or other income and/or expense sub-accounts (5190, 5290, 5490, 5990, 6390, 6590, 6790, 6890 and 7190) exceed the Account Groupings by 10% or more, attach a separate schedule describing or explaining the miscellaneous income or expense.
----------------------------------------------------------------------------------------------------------------------
PART II
----------------------------------------------------------------------------------------------------------------------
1.  Total mortgage principal payments required during the audit year (12 monthly payments).
    This applies to all direct loans and HUD-held and fully insured mortgages.
    Any HUD approved second mortgages should be included in the figures.
    (Account S1000-010)                                                                                     $   9,120
----------------------------------------------------------------------------------------------------------------------
2.  Total of 12 monthly deposits in the audit year into the Replacement Reserve account, as required by the Regulatory Agreement even if payments may be temporarily
    suspended or reduced.  (Account S1000-020)                                                              $   5,910
----------------------------------------------------------------------------------------------------------------------
3.  Replacement Reserve or Residual Receipts releases which are included as expense
    items on this Profit and Loss Statement.  (Account S1000-030)                                           $
----------------------------------------------------------------------------------------------------------------------
4.  Project Improvement Reserve Releases under the Flexible Subsidy Program that are included as expense items on this Profit and Loss Statement.
    (Account S1000-040)                                                                                     $
----------------------------------------------------------------------------------------------------------------------

                                                  Page 2 of 2



----------------------------------------------------------------------------------------------------------------------
See the accompanying notes to financial statements.                                                             Page 6

                          COLEMAN MANOR ASSOCIATES LIMITED PARTNERSHIP
                                           052-35464
--------------------------------------------------------------------------------------------------
                                    SCHEDULE OF SUB-ACCOUNTS
                              FOR THE YEAR ENDED DECEMBER 31, 1999



5990 - MISCELLANEOUS REVENUE
     5990-010     Recovery of bad debts                      5990-020                $ 3,500
     5990-010     Miscellaneous revenue                      5990-020                    289
                                                                                  ------------

5990     TOTAL MISCELLANEOUS REVENUE                                                 $ 3,789
                                                                                  ============


7190     OTHER EXPENSES
     7190-010    Supervisory management fee                  7190-020                $19,800
                                                                                  ============






--------------------------------------------------------------------------------------------------
See the accompanying notes to financial statements.                                        Page 6a

                          COLEMAN MANOR ASSOCIATES LIMITED PARTNERSHIP
                                           052-35464
--------------------------------------------------------------------------------------------------
                            STATEMENT OF PARTNERS' EQUITY (DEFICIT)
                              FOR THE YEAR ENDED DECEMBER 31, 1999


S1100-010    BEGINNING OF YEAR                                            $ 112,765

3250         NET LOSS                                                      (139,461)
                                                                       ---------------

3130         END OF YEAR                                                  $ (26,696)
                                                                       ===============





--------------------------------------------------------------------------------------------------
See the accompanying notes to financial statements.                                         Page 7

                                      COLEMAN MANOR ASSOCIATES LIMITED PARTNERSHIP
                                                       052-35464
---------------------------------------------------------------------------------------------------------------------
                                                STATEMENT OF CASH FLOWS
                                                      PAGE 1 OF 2
                                          FOR THE YEAR ENDED DECEMBER 31, 1999

                                                                                         ACCOUNT           AMOUNT
                                                                                      ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
           Receipts:
S1200-010    Rental receipts                                                                            $ 362,437
S1200-020    Interest receipts                                                                              1,243
S1200-030    Other operating receipts                                                                       6,732
                                                                                                     --------------
S1200-040    Total Receipts                                                                               370,412
                                                                                                     --------------

           Disbursements:
S1200-050    Administrative                                                                                30,756
S1200-070    Management fee                                                                                22,536
S1200-090    Utilities                                                                                     12,388
S1200-100    Salaries and wages                                                                            48,406
S1200-110    Operating and maintenance                                                                     32,493
S1200-120    Real estate taxes                                                                             32,379
S1200-140    Property insurance                                                                            12,134
S1200-150    Miscellaneous taxes and insurance                                                              4,284
S1200-160    Tenant security deposits                                                                         287
S1200-180    Interest on mortgages                                                                        142,868
S1200-210    Mortgage insurance premium (MIP)                                                               7,130
S1200-220    Miscellaneous financial                                                                        7,123
                                                                                                     --------------
S1200-230      Total Disbursements                                                                        352,784
                                                                                                     --------------
S1200-240    NET CASH PROVIDED BY OPERATING ACTIVITIES                                                     17,628
                                                                                                     --------------
CASH FLOWS FROM INVESTING ACTIVITIES
S1200-245    Net deposits to the mortgage escrow account                                                   (8,534)
S1200-250    Net deposits to the reserve for replacement account                                           (6,707)
S1200-330    Net purchases of fixed assets                                                                 (4,880)
                                                                                                     --------------
S1200-350    NET CASH USED IN INVESTING ACTIVITIES                                                        (20,121)
                                                                                                     --------------

CASH FLOWS FROM FINANCING ACTIVITIES
S1200-360    Mortgage principal payments                                                                   (9,120)
S1200-450    Other financing activities                                                                       398
S1200-455    Entity/Construction financing activities:
S1200-456    Supervisory management fees                                               S1200-457           (3,000)
                                                                                                     --------------
S1200-460    NET CASH USED IN FINANCING ACTIVITIES                                                        (11,722)
                                                                                                     --------------

S1200-470    NET DECREASE IN CASH                                                                         (14,215)

S1200-480    BEGINNING OF PERIOD CASH                                                                      21,029
                                                                                                     --------------

S1200T       END OF PERIOD CASH                                                                         $   6,814
                                                                                                     ==============



---------------------------------------------------------------------------------------------------------------------
See the accompanying notes to financial statements.                                                            Page 8


                                      COLEMAN MANOR ASSOCIATES LIMITED PARTNERSHIP
                                                       052-35464
---------------------------------------------------------------------------------------------------------------------
                                                STATEMENT OF CASH FLOWS
                                                      PAGE 2 OF 2
                                          FOR THE YEAR ENDED DECEMBER 31, 1999



                                                                                         ACCOUNT           AMOUNT
                                                                                      ----------------------------
RECONCILIATION OF NET LOSS TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES
3250      Net loss                                                                                      $(139,461)
          Adjustments to reconcile net loss to net cash
            provided by operating activities:
6600          Depreciation                                                                                135,085
6610          Amortization                                                                                  6,580
           Change in assets and liabilities:
S1200-490     Increase in tenant accounts receivable                                                       (1,573)
S1200-500     Decrease in accounts receivable - other                                                      (5,824)
S1200-520     Decrease in prepaid expenses                                                                  1,724
S1200-530     Increase in cash restricted for tenant security deposits                                       (270)
S1200-540     Increase in accounts payable                                                                  1,125
S1200-560     Decrease in accrued liabilities                                                                (394)
S1200-570     Decrease in accrued interest payable                                                            (70)
S1200-580     Decrease in tenant security deposits held in trust                                              (17)
S1200-590     Increase in prepaid revenue                                                                     923
S1200-605     Increase in entity/construction liability accounts
S1200-606        Management fee expense                                                S1200-607           19,800
                                                                                                     --------------
S1200-610  NET CASH PROVIDED BY OPERATING ACTIVITIES                                                    $  17,628
                                                                                                     ==============




---------------------------------------------------------------------------------------------------------------------
See the accompanying notes to financial statements.                                                            Page 9

                 COLEMAN MANOR ASSOCIATES LIMITED PARTNERSHIP
                                  052-35464
------------------------------------------------------------------------------
                        NOTES TO FINANCIAL STATEMENTS
                              DECEMBER 31, 1999





1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      (S3100-010)

      The Partnership is organized as a limited partnership formed under the laws of the State of Maryland on May 16, 1988 to acquire an interest in 723 acres of land in Baltimore City, Maryland, and to construct and operate thereon an apartment complex of 50 units under Section 221(d)(3) of the National Housing Act. Such projects are regulated by the U.S. Department of Housing and Urban Development (HUD) as to rent charges and operating methods. The regulatory agreements limit annual distributions of net operating receipts to "surplus cash" available at the end of each year. There was no "surplus cash" as of December 31, 1999.

      The following significant accounting policies have been followed in the preparation of the financial statements:

          Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

          The Partnership provides an allowance for doubtful accounts equal to the estimated collection losses that will be incurred in collection of all receivables. The estimated losses are based on a review of the current status of the existing receivables. No allowance for doubtful accounts was provided for at December 31, 1999 as none was deemed necessary by management.

          Depreciation is provided using primarily the straight-line method over the estimated useful lives of the assets ranging from seven to twenty-seven years.

          The replacement reserve can only be used for improvements to buildings upon prior approval of HUD.



------------------------------------------------------------------------------
                                                                       Page 10

COLEMAN MANOR ASSOCIATES LIMITED PARTNERSHIP
------------------------------------------------------------------------------
Notes To Financial Statements (Continued)

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



------------------------------------------------------------------------------
                                                                       Page 11

COLEMAN MANOR ASSOCIATES LIMITED PARTNERSHIP
------------------------------------------------------------------------------
Notes To Financial Statements (Continued)


      2. Beginning August 1, 2005, annual payments are due including interest at 10%, in an amount sufficient to amortize the principal balance over the remaining term of the loan.

      SUBORDINATED PURCHASE MONEY MORTGAGE PAYABLE

      This mortgage is with the Mayor and City Council of Baltimore and is non-interest bearing. The full balance is due on September 1, 2029.

      The scheduled maturities of the mortgages payable at December 31, 1999 are as follows: (S3100-x1x)


      YEAR                        ACCOUNT                     AMOUNT
     -----------------------------------------------------------------
      2000                       S3100-060                 $    9,941
      2001                       S3100-070                     10,851
      2002                       S3100-080                     11,855
      2003                       S3100-090                     12,963
      2004                       S3100-100                     14,185
      Thereafter                 S3100-110                  2,115,668
     -----------------------------------------------------------------
                                                           $2,175,463
     =================================================================

3.    COMMITMENTS (S3100-X3X) (S3100-240)

      The Partnership has entered into a regulatory agreement with HUD which regulates, among other things, the rents which may be charged for apartment units in the project, prohibits the sale of the Project without HUD consent, limits the annual distribution of cash flow to the partners and otherwise regulates the relationship between the Partnership and HUD.

4.    RELATED PARTY TRANSACTIONS (S3100-200)

      ASSET AND SUPERVISORY MANAGEMENT FEE (S3100-200)

      The Project has a management agreement with Century Pacific Realty Corporation (CPRC), the supervising general partner, which requires a fee of $19,800 annually. The first portion of the fee ($3,000) is to be paid out of operations. The second portion ($5,000) is to be paid out of surplus cash (as defined by HUD). The remaining balance and any unpaid portions of the above may be paid out of capital transactions.
      As of December 31, 1999, $186,454 of this fee remains unpaid.


------------------------------------------------------------------------------
                                                                       Page 12

COLEMAN MANOR ASSOCIATES LIMITED PARTNERSHIP
------------------------------------------------------------------------------
Notes To Financial Statements (Continued)

      INCENTIVE MANAGEMENT FEE (S3100-200)

      The Project has an incentive management agreement with the managing general partner. The fee is to be equal to 60% of surplus cash (as defined by HUD) net of the second portion ($5,000) of the asset and supervisory management fee. There were no fees charged nor payments made related to this fee in 1999.

      S3100-210   COMPANY NAME      Century Pacific Realty Corporation
      S3100-220   AMOUNT RECEIVED   $3,000

      S3100-210   COMPANY NAME      Mt. Washington Management Group, Inc.
      S3100-220   AMOUNT RECEIVED   $27,461

      MANAGEMENT FEE (S3100-230)

      Mt. Washington Management Group, Inc., an affiliate of the general partners, is the exclusive agent for the management of the property. The current management agreement provides for a management fee equal to 6.14% of gross collections. Total management fees incurred during 1999 were $21,943. In addition, Mt. Washington Management Group, Inc. collects an accounting and bookkeeping fee which amounted to $4,925 in 1999. At December 31, 1999, $1,839 of these amounts are due and payable.

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



------------------------------------------------------------------------------
                                                                       Page 13

                 COLEMAN MANOR ASSOCIATES LIMITED PARTNERSHIP
                                  052-35464
------------------------------------------------------------------------------
                       SUPPORTING DATA REQUIRED BY HUD
                              DECEMBER 31, 1999




REPLACEMENT RESERVE

In accordance with the provisions of the regulatory agreement, restricted cash is held by Greystone Servicing Corporation, Inc. to be used for replacement of property with the approval of HUD as follows:

1320P       Balance at beginning of year                           $ 33,820
1320DT      Total monthly deposits                                    5,910
1320ODT     Other deposits                                              797
                                                                -------------
    1320OD-010  Interest income
    1320OD-020  $797

1320        Balance at end of year, confirmed by mortgagee         $ 40,527
                                                                =============



------------------------------------------------------------------------------
                                                                       Page 14

COMPUTATION OF SURPLUS CASH,
DISTRIBUTIONS AND RESIDUAL
RECEIPTS

-----------------------------------------------------------------------------------------------------------------------
PROJECT NAME                                               FISCAL PERIOD ENDED:           PROJECT NUMBER
    Coleman Manor Associates Limited Partnership                    12/31/99                   052-35464
-----------------------------------------------------------------------------------------------------------------------
PART A - COMPUTE SURPLUS CASH
-----------------------------------------------------------------------------------------------------------------------
CASH
-----------------------------------------------------------------------------------------------------------------------

 1.   Cash (Accounts 1120, 1170, 1191 minus Account 2105) (S1300-010)                    $13,068
-----------------------------------------------------------------------------------------------------------------------

 2.   Tenant subsidy due for period covered by financial statement (1135)                $ 8,345
-----------------------------------------------------------------------------------------------------------------------

 3.   Other (describe) (S1300-030)                                                       $
-----------------------------------------------------------------------------------------------------------------------

      (a)  TOTAL CASH (Add Lines 1, 2, and 3) (S1300-040)                                                    $ 21,413
-----------------------------------------------------------------------------------------------------------------------
CURRENT OBLIGATIONS
-----------------------------------------------------------------------------------------------------------------------
 4.   Accrued mortgage interest payable (S1300-050)                                      $14,889
-----------------------------------------------------------------------------------------------------------------------

 5.   Delinquent mortgage principal payments (S1300-060)                                 $
-----------------------------------------------------------------------------------------------------------------------

 6.   Delinquent deposits to reserve for replacements (S1300-070)                        $
-----------------------------------------------------------------------------------------------------------------------

 7.   Accounts payable - 30 days (S1300-075)                                             $ 6,366
-----------------------------------------------------------------------------------------------------------------------

 8.   Loans and notes payable (due within 30 days) (S1300-080)                           $
-----------------------------------------------------------------------------------------------------------------------

 9.   Deficient tax insurance or MIP escrow deposits (S1300-090)                         $
-----------------------------------------------------------------------------------------------------------------------

10.   Accrued expenses (not escrowed) (S1300-100)                                        $ 4,150
-----------------------------------------------------------------------------------------------------------------------

11.   Prepaid revenue (2210)                                                             $ 1,337
-----------------------------------------------------------------------------------------------------------------------

12.   Tenant security deposits liability (2191)                                          $ 6,638
-----------------------------------------------------------------------------------------------------------------------

13.   Other current obligations (Describe) (S1300-110)                                   $
-----------------------------------------------------------------------------------------------------------------------

      (b)  TOTAL CURRENT OBLIGATIONS (Add Lines 4 through 13) (S1300-140)                                   $  33,380
-----------------------------------------------------------------------------------------------------------------------

      (c)  SURPLUS CASH (DEFICIENCY) [Line (a) minus Line (b)] (S1300-150)                                   $(11,967)
-----------------------------------------------------------------------------------------------------------------------
PART B - COMPUTE DISTRIBUTIONS TO OWNERS AND REQUIRED DEPOSIT TO
         RESIDUAL RECEIPTS
-----------------------------------------------------------------------------------------------------------------------

1.    Surplus Cash                                                                                          $
-----------------------------------------------------------------------------------------------------------------------
LIMITED DIVIDEND PROJECTS
-----------------------------------------------------------------------------------------------------------------------
2a.   Annual distribution earned during fiscal period covered by the
      statement (S1300-160)                                                              $
-----------------------------------------------------------------------------------------------------------------------

2b.   Distribution accrued and unpaid as of the end of the prior
      fiscal period (S1300-170)                                                          $
-----------------------------------------------------------------------------------------------------------------------

2c.   Distributions and entity expenses paid during fiscal period
      covered by statement (S1300-180)                                                   $
-----------------------------------------------------------------------------------------------------------------------

3.    Distribution earned but unpaid (Line 2a plus 2b minus 2c) (S1300-190)              $
-----------------------------------------------------------------------------------------------------------------------

4.    Amount available for distribution during next fiscal period (S1300-200)                               $    NONE
-----------------------------------------------------------------------------------------------------------------------

5.    Deposit due residual receipts (S1300-210)                                                             $
-----------------------------------------------------------------------------------------------------------------------



-----------------------------------------------------------------------------------------------------------------------
                                                                                                                Page 15

                                      COLEMAN MANOR ASSOCIATES LIMITED PARTNERSHIP
                                                       052-35464
--------------------------------------------------------------------------------------------------------------------
                                      SUPPORTING DATA REQUIRED BY HUD (CONTINUED)
                                                   DECEMBER 31, 1999

                                                                                 ASSETS
                                                 -------------------------------------------------------------------
                                                     BALANCE                                               BALANCE
                                                  JANUARY 1,                                          DECEMBER 31,
                                                        1999         ADDITIONS        DEDUCTIONS              1999
                                                 -------------------------------------------------------------------
1410    Land                                      $   61,281         $      --             $  --        $   61,281
1420    Buildings                                  3,426,317                --                --         3,426,317
1465    Office furniture and equipment               118,634             4,880                --           123,514
--------------------------------------------------------------------------------------------------------------------
    Total                                          3,606,232             4,880                --         3,611,112

Accumulated depreciation                           1,331,772           135,085                --         1,466,857
--------------------------------------------------------------------------------------------------------------------

    NET BOOK VALUE                                $2,274,460         $(130,205)            $  --        $2,144,255
====================================================================================================================





--------------------------------------------------------------------------------------------------------------------
                                                                                                             Page 16

                        [letterhead of RBG & CO.]

S2200-020    INDEPENDENT AUDITORS' REPORT ON INTERNAL CONTROL



To The Partners
Coleman Manor Associates Limited Partnership


We have audited the financial statements of Coleman Manor Associates Limited Partnership as of and for the year ended December 31, 1999, and have issued our report thereon dated January 27, 2000. We have also audited Coleman Manor Associates Limited Partnership's compliance with requirements applicable to HUD-assisted programs and have issued our reports thereon dated January 27, 2000.

We conducted our audits in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide") issued by the U.S. Department of Housing and Urban Development, Office of the Inspector General. Those standards and the Guide require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and about whether Coleman Manor Associates Limited Partnership complied with laws and regulations, noncompliance with which would be material to a major HUD-assisted program.

The management of Coleman Manor Associates Limited Partnership is responsible for establishing and maintaining internal control. In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of controls. The objectives of internal control are to provide management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, that transactions are executed in accordance with management authorization and recorded properly to permit the preparation of financial statements in accordance with generally accepted accounting principles, and that HUD-assisted programs are managed in compliance with applicable laws and regulations. Because of inherent limitations in any internal control, errors, irregularities or instances of noncompliance may nevertheless occur and not be detected. Also, projection of any evaluation of internal control to future periods is subject to the risk that procedures may become inadequate because of changes in conditions or that the effectiveness of the design and operation of controls may deteriorate.

To The Partners
Coleman Manor Associates Limited Partnership
------------------------------------------------------------------------------

In planning and performing our audits, we obtained an understanding of the design of relevant controls and determined whether they had been placed in operation, and we assessed control risk in order to determine our auditing procedures for the purpose of expressing our opinions on the financial statements of Coleman Manor Associates Limited Partnership and on its compliance with specific requirements applicable to its major HUD-assisted programs and to report on internal control in accordance with the provisions of the Guide and not to provide any assurance on internal control.

We performed tests of controls, as required by the Guide, to evaluate the effectiveness of the design and operation of controls that we considered relevant to preventing or detecting material noncompliance with specific requirements applicable to Coleman Manor Associates Limited Partnership's major HUD-assisted programs. Our procedures were less in scope than would be necessary to render an opinion on internal control. Accordingly, we do not express such an opinion.

Our consideration of internal control would not necessarily disclose all matters in internal control that might be material weaknesses under standards established by the American Institute of Certified Public Accountants. A material weakness is a condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that errors or irregularities in amounts that would be material in relation to the financial statements or that noncompliance with laws and regulations that would be material to a HUD-assisted program may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. We noted no matters involving internal control and its operation that we consider to be material weaknesses as defined above.

This report is intended solely for the information and use of management and the Department of Housing and Urban Development and is not intended to be and should not be used by anyone other than these specified parties.


                                    /s/ Rubin, Brown, Gornstein & Co. LLP


January 27, 2000



------------------------------------------------------------------------------
                                                                       Page 18

                      [letterhead of RBG & CO.]


S2300-020        INDEPENDENT AUDITORS' REPORT ON COMPLIANCE WITH
             SPECIFIC REQUIREMENTS APPLICABLE TO MAJOR HUD PROGRAMS

To The Partners
Coleman Manor Associates Limited Partnership


We have audited the financial statements of Coleman Manor Associates Limited Partnership as of and for the year ended December 31, 1999 and have issued our report thereon dated January 27, 2000. We have also audited Coleman Manor Associates Limited Partnership's compliance with the specific program requirements governing federal financial reports, mortgage status, replacement reserve, security deposits, cash receipts and disbursements, tenant application, eligibility and recertification and management functions that are applicable to each of its major HUD-assisted programs for the year ended December 31, 1999. The management of Coleman Manor Associates Limited Partnership is responsible for compliance with those requirements. Our responsibility is to express an opinion on compliance with those requirements based on our audit.

We conducted our audit of compliance with those requirements in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide") issued by the U.S. Department of Housing and Urban Development, Office of Inspector General. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether material noncompliance with the requirements referred to above occurred. An audit includes examining, on a test basis, evidence about Coleman Manor Associates Limited Partnership's compliance with those requirements. We believe that our audit provides a reasonable basis for our opinion.

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

To The Partners
Coleman Manor Associates Limited Partnership
------------------------------------------------------------------------------


In our opinion, Coleman Manor Associates Limited Partnership complied, in all material respects, with the requirements described above that are applicable to each of its major HUD-assisted programs for the year ended December 31, 1999.

This report is intended solely for the information and use of management and the Department of Housing and Urban Development and is not intended to be and should not be used by anyone other than these specified parties.


                                    /s/ Rubin, Brown, Gornstein & Co. LLP

January 27, 2000



------------------------------------------------------------------------------
                                                                       Page 20

                        [letterhead of RBG & CO.]


S2500-020
           INDEPENDENT AUDITORS' REPORT ON COMPLIANCE WITH SPECIFIC REQUIREMENTS APPLICABLE TO FAIR HOUSING AND NON-DISCRIMINATION


To The Partners
Coleman Manor Associates Limited Partnership


We have audited the financial statements of Coleman Manor Associates Limited Partnership as of and for the year ended December 31, 1999, and have issued our report thereon dated January 27, 2000.

We have also applied procedures to test Coleman Manor Associates Limited Partnership's compliance with Fair Housing and Non-Discrimination requirements applicable to its HUD-assisted programs for the year ended December 31, 1999.

Our procedures were limited to the applicable compliance requirement described by the Consolidated Audit Guide for Audits of HUD Programs (the "Guide") issued by the U.S. Department of Housing and Urban Development, Office of Inspector General. Our procedures were substantially less in scope than an audit, the objective of which is the expression of an opinion on Coleman Manor Associates Limited Partnership's compliance with Fair Housing and Non-Discrimination requirements. Accordingly, we do not express such an opinion.

The results of our tests disclosed no instances of noncompliance that are required to be reported herein under the Guide.

This report is intended solely for the information and use of management and the Department of Housing and Urban Development and is not intended to be and should not be used by anyone other than these specified parties.


                                    /s/ Rubin, Brown, Gornstein & Co. LLP

January 27, 2000

                 COLEMAN MANOR ASSOCIATES LIMITED PARTNERSHIP
                                  052-35464
------------------------------------------------------------------------------
            SCHEDULE OF FINDINGS AND QUESTIONED COSTS (S2700-X1X)



FINDING 1999-1
S2700-010    STATEMENT OF CONDITION - In review of the electronic submission of the 1998 financial statements, we noted that the correct response was not given in regards to the going concern issue, account S2100-050.

S2700-020    CRITERIA - It is the responsibility of the Partnership to ensure that the electronic submission of the financial statements agrees with the statements issued by the independent certified public accountant.

S2700-030    EFFECT - The Partnership incorrectly reflected the financial statements as having an unqualified report letter with no going concern issue. Account S2100-050 should have been input as a yes.

S2700-040    CAUSE - The electronic submission was not input accurately.

S2700-050    RECOMMENDATION - The Partnership should consult with the HUD office and correct the electronic submission of the 1998 audited financial statements, if possible.

S2700-055    AUDITOR NON-COMPLIANCE CODE -    Electronic submission
             verification

S2700-065    AMOUNT OF QUESTIONED COSTS - $0




------------------------------------------------------------------------------
                                                                       Page 22

                 COLEMAN MANOR ASSOCIATES LIMITED PARTNERSHIP
                                  052-35464
------------------------------------------------------------------------------
                    AUDITORS' COMMENTS ON AUDIT RESOLUTION
               MATTERS RELATING TO THE HUD PROGRAMS (S2800-X1X)

FINDING 1998-1
S2800-010    NARRATIVE
             Management was unable to provide a current management agreement and/or "Identity of Interest Statement" stating the current management fees.

S2800-020    STATUS
             CLEARED

S2800-030    REPORTING PERIOD
             12/31/98

FINDING 1998-2
S2800-010    NARRATIVE
             Fidelity bond coverage is not at least equal to two months' gross potential rent collections.

S2800-020    STATUS
              CLEARED

S2800-030    REPORTING PERIOD
             12/31/98

FINDING 1998-3
S2800-010    NARRATIVE
             Management was operating with no approved management agreement.

S2800-020    STATUS
             CLEARED

S2800-030    REPORTING PERIOD
             12/31/98

FINDING 1998-4
S2800-010    NARRATIVE
             Client does not possess any support of HUD approval for the accounting charge of $11/unit/month.



------------------------------------------------------------------------------
                                                                       Page 23

                 COLEMAN MANOR ASSOCIATES LIMITED PARTNERSHIP
                                  052-35464
------------------------------------------------------------------------------
                    AUDITORS' COMMENTS ON AUDIT RESOLUTION
         MATTERS RELATING TO THE HUD PROGRAMS (CONTINUED) (S2800-X1X)


S2800-020    STATUS
             CLEARED

S2800-030    REPORTING PERIOD
             12/31/98

FINDING 1998-5
S2800-010    NARRATIVE
             The security deposit account was $273 less than the related liability at December 31, 1998.

S2800-020    STATUS
             CLEARED

S2800-030    REPORTING PERIOD
             12/31/98

FINDING 1998-6
S2800-010    NARRATIVE
             Client was not able to locate 3 out of 10 invoices requested for cash disbursement testing.

S2800-020    STATUS
             CLEARED

S2800-030    REPORTING PERIOD
             12/31/98



------------------------------------------------------------------------------
                                                                       Page 24

S2900-010                 MORTGAGOR'S CERTIFICATION


We hereby certify that we have examined the accompanying financial statements and supplemental data of Coleman Manor Associates Limited Partnership and, to the best of our knowledge and belief, the same is complete and accurate.


S2900-020    Name of Signatory #1 ____________________________________________

S2900-040    Auditee Telephone Number ________________________________________

S2900-050    Date of Certification ___________________________________________







                        ------------------------------------------------------
                        Signature                                         Date




------------------------------------------------------------------------------
                                                                       Page 25

(S3000-010)            MANAGEMENT AGENT'S CERTIFICATION




We hereby certify that we have examined the accompanying financial statements and supplemental data of Coleman Manor Associates Limited Partnership and, to the best of our knowledge and belief, the same is complete and accurate.






                              Mt. Washington Management Group, Inc.
                            ------------------------------------------

                              Name of Managing Agent (S3000-020)  Date





                            ------------------------------------------
                              Name of Signatory (S3000-030)



                              52-1618787
                            ------------------------------------------

                              Management Agent TIN (S3000-040)



                              Eldamae Ingram
                            ------------------------------------------

                              Name of Individual (i.e., Property Manager)
                              (S3000-050)



------------------------------------------------------------------------------
                                                                       Page 26

                       AUDITOR'S TRANSMITTAL LETTER




S3200-010   Audit Firm    Rubin, Brown, Gornstein & Co. LLP
                       -------------------------------------------------------

S3200-020   Lead Auditor First Name                Lawrence
                                    ------------------------------------------
S3200-030   Lead Auditor Middle Name               Edward
                                     -----------------------------------------
S3200-040   Lead Auditor Last Name                 Rubin
                                   -------------------------------------------
S3200-050   Auditor Street Address Line 1          230 South Bemiston Avenue
                                          ------------------------------------
S3200-060   Auditor Street Address Line 2
                                          ------------------------------------
S3200-070   Auditor City                           St. Louis
                         -----------------------------------------------------
S3200-080   Auditor State                          Missouri
                          ----------------------------------------------------
S3200-090   Auditor Zip Code                       63105
                             -------------------------------------------------
S3200-100   Auditor Zip Code Extension
                                       ---------------------------------------
S3200-110   Auditor Telephone Number               (314) 727-8150
                                     -----------------------------------------
S3200-120   Auditor Firm TIN                       43-0765316
                             -------------------------------------------------
S3200-130   Date of Independent Auditors' Report    01/27/2000
                                                 -----------------------------




------------------------------------------------------------------------------
                                                                       Page 27