Form 10-K
period 2001-03-31
CENTURY PACIFIC HOUSING FUND I
filed 2001-06-29
CIK 809034

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549
                           ----------------------

                                FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                  OF THE SECURITIES EXCHANGE ACT OF 1934
                  --------------------------------------

                 FOR THE FISCAL YEAR ENDED MARCH 31, 2001

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

                          TABLE OF CONTENTS

PART I

   ITEM 1    BUSINESS                                               4

   ITEM 2    PROPERTIES                                             5

   ITEM 3    LEGAL PROCEEDINGS                                      8

   ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
             HOLDERS                                                8


PART II

   ITEM 5    MARKET FOR THE REGISTRANT'S PARTNERSHIP
             INTERESTS                                              9

   ITEM 6    SELECTED FINANCIAL DATA                                9

   ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS        10

   ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES
             ABOUT MARKET RISK                                     13

   ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA           13

   ITEM 9    CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE                13


PART III

   ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE
             REGISTRANT                                            14

   ITEM 11   EXECUTIVE COMPENSATION                                15

   ITEM 12   PARTNERSHIP INTEREST OWNERSHIP OF CERTAIN
             BENEFICIAL OWNERS AND MANAGEMENT                      15

   ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS        15

PART IV

   ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES               16

             EXHIBIT INDEX                                         16

             SIGNATURES                                            17

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

Nineteen of the twenty-one Operating Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"). The subsidy agreements expire at various times during and after the 15-year compliance period of the Operating Partnerships. The United States Department of Housing and Urban Development ("HUD") has issued a notice implementing provisions to renew expiring Section 8 contracts as requested by an owner, for an additional one year term at current rent levels. As of June 20, 2001, six of the Operating Partnerships' Section 8 contracts are due to expire during 2001. The Operating Partnerships have not yet received HUD's approval of their extension requests. At the present time, the Partnership cannot reasonably predict legislative initiatives and government budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Operating Partnerships receiving such subsidy or similar subsidies.

Employees
---------
The Partnership does not employ any persons. Alternatively, the Partnership reimburses an affiliate for overhead allocation consisting primarily of payroll costs.

ITEM 2.     PROPERTIES
            ----------

As of March 31, 2001, the Partnership had acquired equity interests in the Operating Partnerships set forth in the table below. Each of the properties acquired by the Operating Partnerships receives benefits under government assistance programs. The table set forth below summarizes the properties acquired, and the purchase price, original indebtedness assumed and the government assistance programs benefitting each property. Further information concerning these Properties may be found in Supplement No. 3 to the Prospectus, pages 4 through 66, which information is incorporated herein by reference and is summarized below.


PROPERTY NAME,           AVERAGE                           CASH                                               GOVERNMENT
LOCATION AND           OCCUPANCY      PURCHASE             DOWN    PURCHASE      MORTGAGE     RESIDUAL        ASSISTANCE
RENTAL UNITS                2001         PRICE          PAYMENT        NOTE       ASSUMED         NOTE           PROGRAM
------------------------------------------------------------------------------------------------------------------------
Century Pacific Housing
  Partnership V
  (CPHP-V) - Jaycee Towers
  Dayton, OH                                                                                                 Section 236
  204 residential units      97%   $ 5,700,000        $ 400,196     $16,500   $ 3,000,123  $ 2,283,181         Section 8

CPHP - VIII -
  Sunset Townhomes
  Newton, KS
  50 residential units       84%     1,225,000          138,000          --       751,905      335,095       Section 236

CPHP - XI -
  Continental Terrace
  Fort Worth, TX                                                                                             Section 236
  200 residential units      94%     4,600,000          482,883          --     2,609,991    1,507,126         Section 8

CPHP - XII -
  Yale Village
  Houston, TX                                                                                                Section 236
  180 residential units      99%     5,250,000          530,894          --     3,075,000    1,644,106         Section 8

CPHP - XIII - Atlantis
  Virginia Beach, VA                                                                                         Section 236
  208 residential units      99%     6,032,000          801,000          --     2,678,416    2,552,584         Section 8

CPHP - XIV - Kings Row
  Houston, TX                                                                                                Section 236
  180 residential units      90%     3,780,000          394,213          --     1,848,269    1,537,518         Section 8

CPHP - XV -
  Castle Gardens
  Lubbock, TX                                                                                                Section 236
  152 residential units      93%     3,268,000          320,140          --     1,787,613    1,160,247         Section 8

CPHP - XVI -
  Rockwell Villa
  Oklahoma City, OK                                                                                          Section 236
  60 residential units       90%     1,235,400          129,564          --       707,207      398,629         Section 8

CPHP - XVII -
  London Square Village
  Oklahoma City, OK                                                                                          Section 236
  200 residential units      92%     4,214,000          414,097          --     2,820,832      979,071         Section 8

CPHP - XVIII -
  Ascension Towers
  Memphis, TN
  197 residential units      90%     6,727,500          409,094      50,000     3,863,739    2,404,667       Section 236

Coleman Manor
  Associates Limited
  Partnership                                                                                                    Section
  Baltimore, MD                                                                                                221(d)(4)
  50 residential units       97%     3,990,000(1)     1,625,000          --     2,365,000           --         Section 8






PROPERTY NAME,            AVERAGE                           CASH                                              GOVERNMENT
LOCATION AND            OCCUPANCY      PURCHASE             DOWN    PURCHASE      MORTGAGE     RESIDUAL       ASSISTANCE
RENTAL UNITS                 2001         PRICE          PAYMENT        NOTE       ASSUMED         NOTE          PROGRAM
------------------------------------------------------------------------------------------------------------------------
CPHP - XX -
  Holiday Heights
  Fort Worth, TX                                                                                             Section 236
  100 residential units       98%   $ 2,200,000      $   191,000     $    --   $ 1,120,000  $   889,000        Section 8

CPHP - XXII -
  Harriet Tubman Terrace
  Berkeley, CA                                                                                               Section 236
  91 residential units        98%     4,732,000          593,000          --     1,718,171    2,420,829(2)     Section 8

CPHP - I -
  Charter House
  Dothan, AL
  100 residential units      100%     2,146,000          195,000          --     1,169,000      782,000      Section 236

CPHP II - VOA -                                                                                              Section 236
  Sunset Park                                                                                                  Section 8
  Denver, CO                                                                                                    Flexible
  242 residential units       94%     6,500,000          956,000          --     3,081,144    2,462,856     Subsidy Loan

CPHP - III -                                                                                                     Section
  Highland Park                                                                                                221(d)(3)
  Topeka, KS                                                                                                   Section 8
  200 residential units       89%     6,900,000          939,000          --     2,024,000    3,937,000         Flexible
                                                                                                            Subsidy Loan

CPHP - IV -                                                                                                  Section 236
  Forest Glen Estates                                                                                          Section 8
  Kansas City, KS                                                                                               Flexible
  160 residential units       95%     4,960,000          738,000          --     2,488,000    1,734,000     Subsidy Loan

CPHP - VI - Edgewood
  Danville, IL
  150 residential units       71%     3,540,000          680,000          --     2,359,950      500,050        Section 8

CPHP - VII -
  Gulfway Terrace
  New Orleans, LA                                                                                            Section 236
  206 residential units       97%     5,700,000          683,000          --     3,301,974    1,715,026        Section 8

                                                                                                             Section 236
CPHP - IX - Wind Ridge                                                                                         Section 8
  Wichita, KS                                                                                                   Flexible
   36 residential units       96%     3,500,000          382,000          --     1,791,936    1,326,064     Subsidy Loan

CPHP - X - Bergen Circle
  Springfield, MA                                                                                            Section 236
  201 residential units       96%    12,261,000        1,768,000          --     6,946,158    3.546,842        Section 8
------------------------------------------------------------------------------------------------------------------------

                                    $98,460,900      $12,770,081     $66,500   $51,508,428  $34,115,891
=========================================================================================================================

(1)   This amount represents the development cost and not the purchase price.
(2) This total includes a flex subsidy loan in the amount of $185,000 and the assumption of a prior residual note in the amount of $200,000.

                                      7

ITEM 3. LEGAL PROCEEDINGS
        -----------------

As of June 20, 2001, there were no pending legal proceedings against the Partnership or any Operating Partnership in which it has invested.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

There were no submissions of matters to a vote of security holders during the year ended March 31, 2001.

                                   PART II

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS
        -------------------------------------------------

There is at presently no public market for the Units of limited partnership interests (the Units), and it is unlikely that any public market for the Units will develop. See the Prospectus under "Transferability of Interests" on pages 29 and 72 of the Prospectus, which information is incorporated herein by reference. The number of owners of Units as of May 31, 2001 was approximately 2,121, holding 22,315 units.

As of June 20, 2001, there were no cash distributions.


ITEM 6. SELECTED FINANCIAL DATA
        -----------------------

The following summary of selected financial data should be read in conjunction with ITEM 14, herein, which also includes a summary of the Partnership's significant accounting policies.

                                                           YEAR ENDED MARCH 31,
                                --------------------------------------------------------------------------
   OPERATIONS                       2001          2000            1999            1998            1997
-----------------------------   -----------   ------------    ------------    ------------    ------------
   Revenues                      $    800      $   1,000       $   3,715       $   1,720       $   2,100
   Operating Expenses             (69,421)       (87,407)        (74,653)        (72,591)        (73,359)
   Equity in Net Losses
   of Operating Partnerships      (15,633)      (122,245)       (122,202)       (134,311)       (136,010)
                                -----------   ------------    ------------    ------------    ------------
   Net Loss                      $(84,254)     $(208,652)      $(193,140)      $(205,182)      $(207,269)
                                ===========   ============    ============    ============    ============
   Net Loss per Unit of
   Limited Partnership
   Interest                      $     (4)     $      (9)      $      (9)      $      (9)      $      (9)
                                ===========   ============    ============    ============    ============

                                                                March 31,
                                --------------------------------------------------------------------------
   FINANCIAL POSITION               2001          2000            1999            1998            1997
-----------------------------   -----------   ------------    ------------    ------------    ------------
   Total Assets                  $  9,619      $  26,456       $ 171,816       $ 277,925       $ 410,633
                                ===========   ============    ============    ============    ============

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

As of March 31, 2001, the Partnership's portfolio consists of 21 properties. The properties are located in 13 states and contain 3,267 residential units. The average occupancy level for all properties during calendar year 2000 was approximately 93% and most properties generated sufficient revenue to cover operating costs, debt service, and the funding of reserves. For a summary of the combined financial status of the Operating Partnerships and the properties, see the financial information contained under Item 14.

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

Due to the uncertainty of the continuation of the Section 8 program, management has been forced to consider several options to prepare for the possible lack of subsidy income to the Operating Partnerships. The loss of subsidy income to the Operating Partnerships will make it more difficult for the Operating Partnerships to provide sufficient cash distributions to the Partnership. Management has identified the courses of action they will take as a result of the potential changes to the Section 8 program.

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

Results of Operations
---------------------

2001 Compared to 2000
---------------------

For the fiscal year ended March 31, 2001, the Partnership recorded a net loss of approximately $84,000, as compared to a net loss of approximately $209,000 for the prior fiscal year. The decrease in net loss is the result of a decrease in the Partnership's equity in net losses of the Operating Partnerships and by a decrease in the Partnership's general and administrative expenses.

In accordance with the equity method of accounting for limited partnership interests, the Partnership does not recognize losses from investment properties when losses exceed the Partnership's equity method basis in these properties. All of the Partnership's investments have an equity method basis of zero at March 31, 2001. The Partnership's recorded share of the Operating Partnerships' losses in the current fiscal period consists of losses of approximately $16,000 from the Coleman Manor Associates Limited Partnership. In the prior fiscal year, losses of approximately $122,000 from the operations of Coleman Manor Associates Limited Partnership were recorded.

In the aggregate, combined rental revenue of the Operating Partnerships increased by approximately $81,000 during the current calendar year. The average occupancy level decreased in fifteen out of the twenty-one Operating Partnerships. The combined total expenses increased by approximately $802,000 in the current year primarily due to an increase in utilities, repairs and maintenance, and interest expense.

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

In the aggregate, combined rental revenue of the Operating Partnerships decrease by approximately $209,000 during the current calendar year. The average occupancy level increased in twelve out of the twenty-one Operating Partnerships. The combined total expenses increased by approximately $140,000 in the current year primarily due to an increase in operating expenses.

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

In the aggregate, combined rental revenue of the Operating Partnerships decreased by approximately $29,000 during the current calendar year. The average occupancy level decreased in twelve out of twenty-one Operating Partnerships. The combined total expenses increased by approximately $718,000 in the current year primarily due to increases in repair and maintenance, interest and also depreciation and amortization.

Inflation
---------

Inflation is not expected to have a material adverse impact on the Partnership's operations during its period of ownership of the Properties.

Other
-----

The Partnership's operations are not subject to any significant seasonal fluctuations. The Partnership believes it is in compliance with environmental regulations and does not anticipate material effects of continued compliance.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

The financial statements together with the report of the independent auditors thereon are incorporated by reference from the Registrants Financial Statements on the pages indicated in ITEM 14.

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

Following is biographical information on Mr. Deutch and the Executive Officers of CPCC:

IRWIN JAY DEUTCH

Irwin Jay Deutch, age 60, is Chairman of the Board, President, and Chief Executive Officer of Century Pacific Realty Corporation (CPRC), a general partner of the Operating Partnerships that own the Properties in which CPHF-I has invested, and its Affiliates. Mr. Deutch has been involved with low-income housing investments since 1968. He is the individual general partner in 62 private limited partnerships and two public limited partnerships investing in 209 properties, including 196 multifamily properties with 33,700 apartment units, 10 commercial projects, and 3 hotel properties. Fifty-eight of the 62 private limited partnerships have invested in affordable housing.
In his capacity as general partner and officer of CPRC, he oversees the management of these partnerships and assumes overall responsibility for the development, direction, and operation of all affiliated CPRC companies. Mr. Deutch is recognized as an expert in the field of affordable housing and frequently addresses professional groups on topics of real estate investment, syndication, tax law, and the Low-Income Housing Tax Credit program.

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

KEY OFFICERS OF CPCC AND AFFILIATES

ESSIE SAFAIE, age 51, is Chief Financial Officer and Chief Operating Officer of CPRC. Prior to joining CPRC in 1988, from 1985-88, he was Vice President and Chief Financial Officer of Sunrise Investments, Inc., a real estate syndication firm with $450 million of real estate under management. During this period, Mr. Safaie was also President of an affiliated property management firm, S&L Property Management, Inc., with over 12,000 residential units and 800,000 square feet of commercial office space under direct management. From 1982 to 1985, Mr. Safaie was assistant controller of Standard Management Company, builders and managers of luxury hotels, commercial offices and residential units. From 1980-1982, he served as financial officer of Diamond "M" Drilling Company. Mr. Safaie received a BA degree in Business Administration from California State University with a major in accounting.

CHARLES L. SCHWENNESEN, age 55, is Vice President of Acquisition Finance for CPRC and is responsible for financial analysis and "due diligence" reviews of all properties acquired by CPRC. Prior to joining CPRC in 1987, he was a consultant to companies which provided investment opportunities through private placements. From 1984 to 1985, Mr. Schwennesen was Vice President of Cranston Securities Company and was responsible for the structuring of more than $30 million of mortgage revenue bond financing for affordable housing projects. From 1977 to 1984, Mr. Schwennesen was a manager with the accounting firm of Price Waterhouse where he specialized in providing auditing and consulting services to publicly held California real estate development companies involved in the affordable housing industry. Mr. Schwennesen is a Certified Public Accountant and holds a Masters degree in Business Administration from the UCLA Graduate School of Management and a B.A. degree in Mathematics from UCLA.


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

During the fiscal years ended March 31, 2001, 2000, and 1999, CPCC, a general partner of the Partnership, and CPRC, a general partner of the Operating Partnerships, earned $526,524, $522,326 and $535,596, respectively, in compensation from the Operating Partnerships and $60,000 was accrued for each fiscal year for the reimbursement for overhead allocation from Century Pacific Equity Corporation (CPEC). During fiscal year 2001, the general partners received no payments from the Operating Partnerships.

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

                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         ---------------------------------------------------------------

(a) (1) Financial Statements:

        Independent Auditors' Reports                                      F-1
        Balance Sheet as of March 31, 2001 and 2000                        F-2
        Statement of Operations for the Years Ended
          March 31, 2001, 2000, and 1999                                   F-3
        Statement Of Partners' Equity (Deficit) for the
          Years Ended March 31, 2001, 2000, and 1999                       F-4
        Statement of Cash Flows for the Years Ended March 31,
          2001, 2000, and 1999                                             F-5
        Notes to Financial Statements                                      F-6

    (2) Financial Statement Schedules:

        Schedule III - Real Estate and Accumulated
          Depreciationof Operating Partnerships in which
          CPHF-I has Limited Partnership Interests               F-13 and F-14
        Notes to Schedule III - Real Estate and Accumulated
          Depreciation of Operating Partnerships in which
          CPHF-I has Limited Partnership Interest                F-15 and F-16
        Schedule IV - Mortgage Loans on Real Estate of
          OperatingPartnerships in which CPHF-I has Limited
          Partnership Interests                                 F-17 thru F-20
        Notes to Schedule IV - Mortgage Loans on Real Estate
          of Operating Partnerships in which CPHF-I has
          Limited Partnership Interests                                   F-21

        All other schedules are omitted because they are not applicable or the required information is shown in the financialstatements or notes thereto.

    (3) Exhibits

        Not applicable

(b)     Reports on Form 8-K

        Not applicable

(c)     Exhibits

        Not applicable

(d)     Financial Statement Schedule

        Financial Statements of Coleman Manor for the Years Ended
        December 31, 1999, and 1998

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


                                    CENTURY PACIFIC HOUSING FUND - I

                                    By:  Irwin Jay Deutch, as Managing
                                         General Partner

Date: June 29, 2001                 /s/ Irwin Jay Deutch
                                    --------------------------------------


                                    and


                                    Century Pacific Capital I Corporation,
                                    as Corporate General Partner and as
                                    Attorney-in-Fact for all Investor
                                    Limited Partners


Date: June 29, 2001                 /s/ Irwin Jay Deutch
                                    By:  Irwin Jay Deutch, President
                                    --------------------------------------

                         INDEPENDENT AUDITORS' REPORT

Partners
Century Pacific Housing Fund - I


We have audited the accompanying balance sheet of Century Pacific Housing Fund - I as of March 31, 2001 and 2000, and the related statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended March 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Century Pacific Housing Fund
- I as of March 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2001, in conformity with generally accepted accounting principles.

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

We have also prepared, from information audited by us, the related financial statement schedules listed in Item 14(a)(2) as of December 31, 2000 and 1999. In our opinion the financial statement schedules present fairly, in all material respects, the information required to be set forth therein.


                                    /s/ Rubin, Brown, Gornstein & Co. LLP

St. Louis, Missouri
June 20, 2001

                                       CENTURY PACIFIC HOUSING FUND-1
------------------------------------------------------------------------------------------------------------
                                               BALANCE SHEET





                                                   ASSETS

                                                                                         MARCH 31,
                                                                              ------------------------------
                                                                                     2001              2000
                                                                              ------------------------------

Cash                                                                          $     4,685        $    5,889
Receivable from related parties (Note 4)                                            4,934             4,934
Investments in Operating Partnerships (Notes 1 and 5)                                  --            15,633
------------------------------------------------------------------------------------------------------------

         TOTAL ASSETS                                                         $     9,619        $   26,456
============================================================================================================


                                 LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Accounts payable and accrued expenses                                         $     7,618        $   13,769
Advance from affiliate (Note 4)                                                    62,455            62,455
Payable to related parties (Note 4)                                             1,006,337           932,769
------------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES                                                      1,076,410         1,008,993
------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (NOTE 6)                                                 --                --
------------------------------------------------------------------------------------------------------------

PARTNERS' EQUITY (DEFICIT)
   General partners                                                              (400,058)         (398,373)
   Limited partners, $1,000 stated value per unit,
     50,000 units authorized, 22,315 units issued
     and outstanding (Note 2)                                                    (666,733)         (584,164)
------------------------------------------------------------------------------------------------------------
         TOTAL PARTNERS' EQUITY (DEFICIT)                                      (1,066,791)         (982,537)
------------------------------------------------------------------------------------------------------------

         TOTAL LIABILITIES AND PARTNERS' EQUITY (DEFICIT)                     $     9,619        $   26,456
============================================================================================================


                                                    F-2

------------------------------------------------------------------------------------------------------------
See the accompanying notes to financial statements.

                                       CENTURY PACIFIC HOUSING FUND-1
------------------------------------------------------------------------------------------------------------
                                          STATEMENT OF OPERATIONS




                                                                      FOR THE YEARS ENDED MARCH 31,
                                                            ------------------------------------------------
                                                                   2001              2000              1999
                                                            ------------------------------------------------

REVENUES
   Transfer fees                                             $      800       $     1,000        $    1,900
   Miscellaneous                                                     --                --             1,815
------------------------------------------------------------------------------------------------------------
         TOTAL REVENUES                                             800             1,000             3,715
------------------------------------------------------------------------------------------------------------

EXPENSES
   Allocated overhead expenses - affiliate (Note 4)              60,000            60,000            60,000
   Other general and administrative                               9,421            27,407            14,653
------------------------------------------------------------------------------------------------------------
         TOTAL EXPENSES                                          69,421            87,407            74,653
------------------------------------------------------------------------------------------------------------

LOSS BEFORE EQUITY IN NET LOSSES OF
   OPERATING PARTNERSHIPS                                       (68,621)          (86,407)          (70,938)

EQUITY IN NET LOSSES OF OPERATING
   PARTNERSHIPS (NOTE 5)                                        (15,633)         (122,245)         (122,202)
------------------------------------------------------------------------------------------------------------

NET LOSS                                                     $  (84,254)      $  (208,652)       $ (193,140)
============================================================================================================

ALLOCATION OF NET LOSS
   General partners                                          $   (1,685)      $    (4,173)       $   (3,863)
   Limited partners                                             (82,569)         (204,479)         (189,277)
------------------------------------------------------------------------------------------------------------

                                                             $  (84,254)      $  (208,652)       $ (193,140)
============================================================================================================

NET LOSS PER UNIT OF LIMITED PARTNERSHIP
   INTEREST (NOTE 1)                                         $       (4)      $        (9)       $       (9)
============================================================================================================

AVERAGE NUMBER OF OUTSTANDING UNITS                              22,315            22,315            22,315
============================================================================================================


                                                    F-3

------------------------------------------------------------------------------------------------------------
See the accompanying notes to financial statements.

                                       CENTURY PACIFIC HOUSING FUND-1
------------------------------------------------------------------------------------------------------------
                                  STATEMENT OF PARTNERS' EQUITY (DEFICIT)
                             FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999



                                                                GENERAL           LIMITED
                                                               PARTNERS          PARTNERS             TOTAL
                                                             -----------------------------------------------

PARTNERS' EQUITY (DEFICIT) - MARCH 31, 1998                   $(390,037)        $(190,408)      $  (580,745)

NET LOSS                                                         (3,863)         (189,277)         (193,140)
------------------------------------------------------------------------------------------------------------

PARTNERS' EQUITY (DEFICIT) - MARCH 31, 1999                    (394,200)         (379,685)         (773,885)

NET LOSS                                                         (4,173)         (204,479)         (208,652)
------------------------------------------------------------------------------------------------------------

PARTNERS' EQUITY (DEFICIT) - MARCH 31, 2000                    (398,373)         (584,164)         (982,537)

NET LOSS                                                         (1,685)          (82,569)          (84,254)
------------------------------------------------------------------------------------------------------------

PARTNERS' EQUITY (DEFICIT) - MARCH 31, 2001                   $(400,058)        $(666,733)      $(1,066,791)
============================================================================================================

PERCENTAGE INTEREST - MARCH 31, 2001                                 2%               98%              100%
============================================================================================================


                                                    F-4

------------------------------------------------------------------------------------------------------------
See the accompanying notes to financial statements.

                                       CENTURY PACIFIC HOUSING FUND-1
------------------------------------------------------------------------------------------------------------
                                          STATEMENT OF CASH FLOWS



                                                                       FOR THE YEARS ENDED MARCH 31,
                                                             -----------------------------------------------
                                                                   2001              2000              1999
                                                             -----------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                     $(84,254)        $(208,652)        $(193,140)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Equity in net losses of Operating Partnerships             15,633           122,245           122,202
      (Increase) decrease in receivable from related
         parties                                                     --            24,116           (13,500)
      Increase (decrease) in accounts payable and
         accrued expenses                                        (6,151)           (2,032)            5,000
      Increase (decrease) in advance from affiliate                  --           (13,500)           13,500
      Increase in payable to related parties                     73,568            78,823            68,531
------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES              (1,204)            1,000             2,593
------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                  (1,204)            1,000             2,593

CASH - BEGINNING OF PERIOD                                        5,889             4,889             2,296
------------------------------------------------------------------------------------------------------------

CASH - END OF PERIOD                                           $  4,685         $   5,889         $   4,889
============================================================================================================


                                                    F-5

------------------------------------------------------------------------------------------------------------
See the accompanying notes to financial statements.

                        CENTURY PACIFIC HOUSING FUND-1
------------------------------------------------------------------------------
                        NOTES TO FINANCIAL STATEMENTS
                        MARCH 31, 2001, 2000 AND 1999


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


      NET LOSS PER UNIT OF LIMITED PARTNERSHIP INTEREST

      Net loss per unit of limited partnership interest is calculated based upon the weighted average number of units of limited partnership interest (units) outstanding.


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

      The general partners of the Partnership are Century Pacific Capital Corporation, a California corporation (CPCC), and Irwin Jay Deutch, an individual (collectively, the general partners). The general partners and affiliates of the general partners (the general partners and affiliates) have interests in the Partnership and receive compensation from the Partnership and the Operating Partnerships (Note 4).

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


3.    REALIZATION OF ASSETS

      The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Partnership as a going concern. The Partnership's Operating Partnerships have not achieved the operating results required to provide the Partnership with sufficient cash distributions to fund the Partnership's administrative costs. Additionally, as of March 31, 2001, the Partnership has incurred allocated losses from all of its Operating Partnerships to the extent of the Partnership's cash contributions. As a result of the foregoing, the Partnership is dependent upon the general partners and affiliates for continued financial support.

      The auditors' report on eight of the Operating Partnerships' financial statements contained an explanatory paragraph relating to a going concern issue, of which seven concerned the expiration of the Housing Assistance Payment Contract and one concerned recurring losses of the project. These Operating Partnerships have Housing Assistance Payment Contracts with the U.S. Department of Housing and Urban Development
      (HUD) that are due to expire during 2001. Management has requested one year extensions for these Operating Partnerships; however, as of June 20, 2001, these extensions have not been granted.

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

      The general partners and affiliates earned the following fees for services provided to the Partnership and were entitled to reimbursement for costs incurred by the general partners and affiliates on behalf of the Partnership and the Operating Partnerships for the years ended March 31, 2001, 2000 and 1999 as follows:

                                                              2001              2000              1999
                                                         ----------------------------------------------
      Fees and reimbursement from the Partnership:
        Reimbursement for overhead allocated from
          Century Pacific Equity Corporation
          (CPEC)                                          $ 60,000          $ 60,000          $ 60,000
      -------------------------------------------------------------------------------------------------
      Fees and reimbursement from the Operating
        Partnerships
          Supervisory management fee (CPCC and
            CPRC)                                          152,115           152,115           152,115
          Partnership management fee (CPCC and
            CPRC)                                          374,409           370,211           383,681
      -------------------------------------------------------------------------------------------------
                                                           526,524           522,326           535,796
      -------------------------------------------------------------------------------------------------

                                                          $586,524          $582,326          $595,796
      =================================================================================================

      At March 31, 2001 and 2000, payable to related parties totaling $1,006,337 and $932,769, respectively, consists of fees and certain general and administrative costs accrued as a non-interest bearing payable by the Partnership to the general partners and affiliates. Such fees and allocated costs have been deferred until the Partnership has sufficient cash to pay them.

      Receivable from related parties of $4,934 at March 31, 2001 and 2000 represents cash advances to several of the Operating Partnerships.

      At March 31, 2001 and 2000, CPRC was owed $62,455 for non-interest bearing, demand cash advances to the Partnership.

      The general partners may advance funds to the Partnership to fund operating deficits, but are not obligated to do so. Such advances shall be evidenced by a promissory note of a term no more than 12 months in length and at a rate of interest no lower than the prime rate. All such loans shall be repaid prior to any distributions of net cash flow. At March 31, 2001 and 2000, the Partnership had no outstanding advances due to the general partners.

------------------------------------------------------------------------------

CENTURY PACIFIC HOUSING FUND-1
------------------------------------------------------------------------------
Notes To Financial Statements (Continued)


5.    INVESTMENTS IN OPERATING PARTNERSHIPS

      At March 31, 2001 and 2000, the Partnership owned limited partnership interests in 21 Operating Partnerships, each of which has invested in a multi-family rental property.

      Investments in Operating Partnerships consist of the following:

                                                                               2001              2000
                                                                       -------------------------------
         Cash contributions to Operating Partnerships
            to fund purchase of beneficial interests in
            properties                                                 $ 15,497,467      $ 15,497,467
         Cash contributions to Operating Partnerships
            to fund operations                                                6,150             6,150
         Cash distribution from Operating Partnership                        (6,326)           (6,326)
         Acquisition and organization costs                               3,342,778         3,342,778
         Equity in net losses of Operating Partnerships                 (18,840,069)      (18,824,436)
         ---------------------------------------------------------------------------------------------

                                                                       $         --      $     15,633
         ==============================================================================================

      A summarized combined balance sheet as of December 31, 2000 and 1999 and statement of operations for the three years ended December 31, 2000 of the aforementioned Operating Partnership follows:

                                            COMBINED BALANCE SHEET
                                                    ASSETS
                                                                               2000              1999
                                                                       -------------------------------

         Cash                                                          $    956,612      $  1,480,035
         Reserve for replacements                                         3,125,100         2,977,765
         Land and buildings                                              56,156,394        59,866,590
         Other assets                                                     3,247,235         3,177,215
         ---------------------------------------------------------------------------------------------

                                                                       $ 63,485,341      $ 67,501,605
         ==============================================================================================

                                       LIABILITIES AND PARTNERS' DEFICIT

                                                                               2000              1999
                                                                       -------------------------------

         Notes payable                                                 $133,566,140      $128,346,523
         Other liabilities                                                7,691,137         7,829,867
         Partners' deficit                                              (77,771,936)      (68,674,785)
         ---------------------------------------------------------------------------------------------

                                                                       $ 63,485,341      $ 67,501,605
         ==============================================================================================

------------------------------------------------------------------------------

CENTURY PACIFIC HOUSING FUND-1
------------------------------------------------------------------------------
Notes To Financial Statements (Continued)


                                            COMBINED STATEMENT OF OPERATIONS

                                                                   2000              1999              1998
                                                           -------------------------------------------------
         REVENUES
           Rental income                                    $16,585,661       $16,667,064       $16,457,379
           Other income                                         653,813           817,016           413,609
         ---------------------------------------------------------------------------------------------------
               TOTAL REVENUES                                17,239,474        17,484,080        16,870,988
         ---------------------------------------------------------------------------------------------------

         EXPENSES
           Utilities                                          2,869,732         2,630,077         2,718,177
           Repairs and maintenance                            4,601,575         4,389,890         4,645,192
           Management fees                                    1,313,219         1,320,288         1,287,155
           Other operating expenses                           5,402,602         5,492,192         4,848,663
           Interest                                           7,625,813         7,179,043         7,339,635
           Depreciation and amortization                      4,346,112         4,345,497         4,378,554
         ---------------------------------------------------------------------------------------------------
               TOTAL EXPENSES                                26,159,053        25,356,987        25,217,376
         ---------------------------------------------------------------------------------------------------

         NET LOSS                                           $(8,919,579)      $(7,872,907)      $(8,346,388)
         ===================================================================================================

         ALLOCATION OF LOSS
           General partners and other limited partners      $(8,741,187)      $(7,715,449)      $(8,179,460)
           Century Pacific Housing Fund - I                    (178,392)         (157,458)         (166,928)
         ---------------------------------------------------------------------------------------------------

                                                            $(8,919,579)      $(7,872,907)      $(8,346,388)
         ===================================================================================================


6.    COMMITMENTS AND CONTINGENCIES

      The rents of the Operating Partnerships, all of which receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8") are subject to specific laws, regulations, and agreements with federal and state agencies. The subsidy agreements expire at various times during and after the 15-year compliance period of the Operating Partnerships. The United States Department of Housing and Urban Development ("HUD") has issued a notice implementing provisions to renew Section 8 contracts expiring during HUD's fiscal year 2001, where requested by an owner, for an additional one year term at current rent levels. As of June 20, 2001, eight of the Operating Partnerships' Section 8 contracts are due to expire during 2001. The Operating Partnerships have not yet received HUD's approval of their extension requests. At the present time, the Partnership cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Operating Partnerships receiving such subsidy or similar subsidies.

------------------------------------------------------------------------------

CENTURY PACIFIC HOUSING FUND-1
------------------------------------------------------------------------------
Notes To Financial Statements (Continued)


7.    FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

      CASH

      The carrying amount approximates fair value because of the short maturity of those instruments.

      RELATED PARTY RECEIVABLES

      The carrying amount approximates fair value because of the short-term nature of the receivables.

      ADVANCE FROM AFFILIATE

      The carrying amount approximates fair value because of the short-term nature of the advance.

      PAYABLE TO RELATED PARTIES

      The carrying amount approximates fair value because the terms of the payable are similar to currently available terms and conditions for similar instruments.

------------------------------------------------------------------------------

                                                                                                            Schedule III
                                                                                                            ------------
                                                                                                             Page 1 of 2
                                       CENTURY PACIFIC TAX CREDIT HOUSING FUND-I
------------------------------------------------------------------------------------------------------------------------

                                 REAL ESTATE AND ACCUMULATED DEPRECIATION OF OPERATING
                             PARTNERSHIPS IN WHICH CPHF-I HAS LIMITED PARTNERSHIP INTERESTS
                                                   DECEMBER 31, 2000

                                                               INITIAL COST TO                 COST CAPITALIZED
                                                            OPERATING PARTNERSHIP          SUBSEQUENT TO ACQUISITION
                                                      -------------------------------   -------------------------------
                                                                        BUILDINGS AND                  BUILDINGS AND
DESCRIPTION (1)                   ENCUMBRANCES (2)        LAND          IMPROVEMENTS        LAND       IMPROVEMENTS
------------------------------------------------------------------------------------------------------------------------
Century Pacific Housing
  Partnership I (CPHP-I) -
  Charter House
  Dothan, Alabama                   $ 2,455,449       $  179,578         $ 1,918,124     $     --      $  168,252

CPHP-II - VOA/
  Sunset Park, Ltd. -
  Sunset Park
  Denver, Colorado                    9,604,693          803,595           5,696,405        7,305         948,104

CPHP-III -
  Highland Park
  Topeka, Kansas                     12,314,118          434,475           6,465,525          251         469,561

CPHP-IV -
  Forest Glen Estates
  Kansas City, Missouri               6,752,218          427,519           4,469,134          292         230,903

CPHP-VI -
  Edgewood
  Danville, Illinois                  3,008,411          223,418           3,316,582       96,407         400,342

CPHP-VII -
  Gulfway Terrace
  New Orleans, Louisiana              6,557,097          270,343           5,429,657          237         375,578

CPHP-IX -
  Wind Ridge
  Wichita, Kansas                     4,001,314          169,514           3,330,486          146      (3,330,486)

CPHP-X -
  Bergen Circle
  Springfield,
  Massachusetts                      16,370,796          901,206          11,359,794            0       1,373,641

CPHP-V -
  Jaycee Towers
  Dayton, Ohio                        8,386,592          599,719           5,096,481            0         419,333

CPHP-VIII -
  Sunset Townhouses
  Newton, Kansas                      1,479,827           50,259           1,174,741          138         140,864
------------------------------------------------------------------------------------------------------------------------

BALANCE CARRIED
  FORWARD                            70,930,515        4,059,626          48,256,929      104,776       1,196,092
------------------------------------------------------------------------------------------------------------------------


                                                                                                               LIFE UPON
                                                                                                                   WHICH
                                   GROSS AMOUNT AT WHICH            ACCUMULATED                             DEPRECIATION
                                  CARRIED AT CLOSE OF YEAR         DEPRECIATION                                IN LATEST
                           --------------------------------------- ------------                                   INCOME
                                        BUILDINGS AND              BUILDINGS AND       DATE OF       DATE   STATEMENT IS
DESCRIPTION (1)                LAND      IMPROVEMENTS     TOTAL     IMPROVEMENTS  CONSTRUCTION   ACQUIRED       COMPUTED
------------------------------------------------------------------------------------------------------------------------
Century Pacific Housing
  Partnership I (CPHP-I) -
  Charter House
  Dothan, Alabama          $  179,578    $ 2,086,376   $ 2,265,954   $ 1,000,730          1972      12/87     27.5 years

CPHP-II - VOA/
  Sunset Park, Ltd. -
  Sunset Park
  Denver, Colorado            810,900      6,644,509     7,455,409     3,188,634          1971      12/87  10 - 50 years

CPHP-III -
  Highland Park
  Topeka, Kansas              434,726      6,935,086     7,369,812     4,351,377          1967      12/87  10 - 40 years

CPHP-IV -
  Forest Glen Estates
  Kansas City, Missouri       427,811      4,700,037     5,127,848     2,550,348          1971      12/87       40 years

CPHP-VI -
  Edgewood
  Danville, Illinois          319,825      3,716,924     4,036,749     1,725,601          1970      12/87     27.5 years

CPHP-VII -
  Gulfway Terrace
  New Orleans, Louisiana      270,580      5,805,235     6,075,815     3,072,148          1970      12/87  10 - 40 years

CPHP-IX -
  Wind Ridge
  Wichita, Kansas             169,660      4,173,109     4,342,769     2,212,993          1969      12/87  10 - 40 years

CPHP-X -
  Bergen Circle
  Springfield,
  Massachusetts               901,206     12,733,435    13,634,641     6,217,675          1976      12/87  10 - 40 years

CPHP-V -
  Jaycee Towers
  Dayton, Ohio                599,719      5,515,814     6,115,533     2,459,817          1970      12/88     27.5 years

CPHP-VIII -
  Sunset Townhouses
  Newton, Kansas               50,397      1,315,605     1,366,002       724,623          1971       8/88  10 - 40 years
------------------------------------------------------------------------------------------------------------------------

BALANCE CARRIED
  FORWARD                   4,164,402     53,626,130    57,790,532    27,503,946
------------------------------------------------------------------------------------------------------------------------

                                                 See notes to schedule
                                                         F-13

                                                                                                            Schedule III
                                                                                                            ------------
                                                                                                             Page 2 of 2
                                             CENTURY PACIFIC HOUSING FUND-I
------------------------------------------------------------------------------------------------------------------------

                                 REAL ESTATE AND ACCUMULATED DEPRECIATION OF OPERATING
                             PARTNERSHIPS IN WHICH CPHF-I HAS LIMITED PARTNERSHIP INTERESTS
                                                   DECEMBER 31, 2000

                                                               INITIAL COST TO                 COST CAPITALIZED
                                                            OPERATING PARTNERSHIP          SUBSEQUENT TO ACQUISITION
                                                      -------------------------------   -------------------------------
                                                                        BUILDINGS AND                  BUILDINGS AND
DESCRIPTION (1)                   ENCUMBRANCES (2)        LAND          IMPROVEMENTS        LAND       IMPROVEMENTS
------------------------------------------------------------------------------------------------------------------------
BALANCE CARRIED
  FORWARD                          $ 70,930,515       $4,059,626         $48,256,929    $104,776      $ 5,369,201

CPHP-XI -
  Continental Terrace
  Fort Worth, Texas                   6,227,083          231,946           4,368,054       1,049          760,519

CPHP-XII -
  Yale Village
  Houston, Texas                      8,408,437          299,925           4,950,075      19,874        1,009,224

CPHP-XIII -
  Atlantis
  Virginia Beach, Virginia            8,825,219          520,607           5,382,387       2,861          875,158

CPHP-XIV -
  Kings Row
  Houston, Texas                      5,909,468          193,458           3,586,542         947          908,573

CPHP-XV -
  Castle Gardens
  Lubbock, Texas                      4,778,920          161,989           3,106,011         821          688,837

CPHP-XVI -
  Rockwell Villa
  Oklahoma City, Oklahoma             1,586,061           75,255           1,160,145       1,168          280,455

CPHP-XVII -
  London Square Village
  Oklahoma City, Oklahoma             4,870,221          203,978           4,009,000           0          730,087

CPHP-XVIII -
  Ascension Towers
  Memphis, Tennessee                  9,772,998          176,341           6,551,159           0          846,215

Coleman Manor
  Associates Limited
  Partnership -
  Coleman Manor
  Baltimore, Maryland                 2,165,519           61,281           3,384,621           0          184,710

CPHP-XX -
  Holiday Heights
  Fort Worth, Texas                   3,216,128          202,445           1,942,864      43,132          150,344

CPHP-XXII -
  Harriet Tubman
  Terrace - Berkeley,
  California                          6,875,571          361,275           3,807,339       5,097          460,043
------------------------------------------------------------------------------------------------------------------------

                                   $133,566,140       $6,548,126         $90,505,126    $179,725      $12,263,366
========================================================================================================================


                                                                                                               LIFE UPON
                                                                                                                   WHICH
                                   GROSS AMOUNT AT WHICH            ACCUMULATED                             DEPRECIATION
                                  CARRIED AT CLOSE OF YEAR         DEPRECIATION                                IN LATEST
                           --------------------------------------- ------------                                   INCOME
                                        BUILDINGS AND              BUILDINGS AND       DATE OF       DATE   STATEMENT IS
DESCRIPTION (1)                LAND      IMPROVEMENTS     TOTAL     IMPROVEMENTS  CONSTRUCTION   ACQUIRED       COMPUTED
------------------------------------------------------------------------------------------------------------------------
BALANCE CARRIED
  FORWARD                  $4,164,402   $ 53,626,130  $ 57,790,532   $27,503,946

CPHP-XI -
  Continental Terrace
  Fort Worth, Texas           232,995      5,128,573     5,361,568     2,721,212          1971      10/88  20 - 40 years

CPHP-XII -
  Yale Village
  Houston, Texas              319,799      5,959,299     6,279,098     3,628,862          1970       8/88  20 - 40 years

CPHP-XIII -
  Atlantis
  Virginia Beach, Virginia    532,468      6,257,545     6,781,013     3,396,571          1970       7/88  20 - 40 years

CPHP-XIV -
  Kings Row
  Houston, Texas              194,405      4,495,115     4,689,520     2,472,826          1968       8/88  20 - 40 years

CPHP-XV -
  Castle Gardens
  Lubbock, Texas              162,810      3,794,848     3,957,658     2,041,965          1971       7/88  15 - 40 years

CPHP-XVI -
  Rockwell Villa
  Oklahoma City, Oklahoma      76,423      1,440,600     1,517,023       678,778          1970       7/88     27.5 years

CPHP-XVII -
  London Square Village
  Oklahoma City, Oklahoma     203,978      4,739,087     4,943,065     2,673,774          1975       8/88     27.5 years

CPHP-XVIII -
  Ascension Towers
  Memphis, Tennessee          176,341      7,397,374     7,573,715     3,471,720          1979       8/88     27.5 years

Coleman Manor
  Associates Limited
  Partnership -
  Coleman Manor
  Baltimore, Maryland          61,281      3,569,331     3,630,612     1,601,826          1903       8/88     27.5 years

CPHP-XX -
  Holiday Heights
  Fort Worth, Texas           245,577      2,093,208     2,338,785     1,143,963          1972      10/88       32 years

CPHP-XXII -
  Harriet Tubman
  Terrace - Berkeley,
  California                  366,372      4,267,382     4,633,754     2,004,506          1975       8/88     27.5 years
------------------------------------------------------------------------------------------------------------------------

                           $6,727,851   $102,768,492  $109,496,343   $53,339,949
========================================================================================================================

                                                 See notes to schedule
                                                          F-14

                        CENTURY PACIFIC HOUSING FUND-1
------------------------------------------------------------------------------
             NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
               DEPRECIATION OF OPERATING PARTNERSHIPS IN WHICH
                   CPHF-I HAS LIMITED PARTNERSHIP INTERESTS
                              DECEMBER 31, 2000

NOTE 1 - DESCRIPTION OF PROPERTIES
----------------------------------

The Properties held by the Operating Partnerships in which the Partnership has invested are housing projects, primarily for families and elderly or handicapped individuals of low and moderate income.

NOTE 2 - SCHEDULE OF ENCUMBRANCES
---------------------------------


OPERATING PARTNERSHIP                      MORTGAGE         RESIDUAL     PURCHASE           OTHER
NAME AND PROPERTY NAME                        NOTES             NOTE         NOTE           NOTES            TOTAL
-------------------------------------------------------------------------------------------------------------------
CPHP-I Charter House                    $   811,662      $ 1,643,787     $     --      $       --     $  2,455,449

CPHP-II VOA/Sunset Park,
  Ltd. Sunset Park                        2,262,157        7,310,275           --          32,261        9,604,693

CPHP-III Highland Park                      923,738       11,174,292           --         216,088       12,314,118

CPHP-IV Forest Glen
  Estates                                 1,763,736        4,939,137           --          49,345        6,752,218

CPHP-V Jaycee Towers                      2,192,832        5,929,057           --         264,703        8,386,592

CPHP-VI Edgewood                          1,764,766        1,057,680           --         185,965        3,008,411

CPHP-VII Gulfway Terrace                  2,457,277        3,812,014           --         287,806        6,557,097

CPHP-VIII
  Sunset Townhouses                         540,391          920,565           --          18,871        1,479,827

CPHP-IX Wind Ridge                        3,053,077          865,075           --          83,162        4,001,314

CPHP-X Bergen Circle                      5,560,640       10,057,572           --         752,584       16,370,796

CPHP-XI Continental Terrace               1,838,355        4,074,791           --         313,937        6,227,083

CPHP-XII Yale Village                     2,144,061        5,037,340           --       1,227,036        8,408,437

CPHP-XIII Atlantis                        1,889,052        6,936,167           --              --        8,825,219

CPHP-XIV Kings Row                        1,224,337        4,169,127           --         516,004        5,909,468

CPHP-XV Castle Gardens                    1,309,058        3,163,460           --         306,402        4,778,920

CPHP-XVI Rockwell Villa                     459,809        1,071,270           --          54,982        1,586,061

CPHP-XVII London Square
  Village                                 1,935,306        2,934,915           --              --        4,870,221

CPHP-XVIII Ascension Towers               2,889,611        6,474,361           --         409,026        9,772,998

Coleman Manor Associates
  Limited Partnership
  Coleman Manor                           2,125,519               --           --          40,000        2,165,519

CPHP-XX Holiday Heights                     808,334        2,407,794           --              --        3,216,128

CPHP-XXII Harriet Tubman
  Terrace                                 1,293,419        5,360,652      221,500              --        6,875,571
-------------------------------------------------------------------------------------------------------------------

                                        $39,247,137      $89,339,331     $221,500      $4,758,172     $133,566,140
===================================================================================================================

                                                       F-15

                        CENTURY PACIFIC HOUSING FUND-1
------------------------------------------------------------------------------
                   NOTES TO SCHEDULE III - REAL ESTATE AND
            ACCUMULATED DEPRECIATION OF OPERATING PARTNERSHIPS IN
          WHICH CPHF-I HAS LIMITED PARTNERSHIP INTERESTS - CONTINUED
                              DECEMBER 31, 2000






NOTE 3 - RECONCILIATION OF REAL ESTATE AND ACCUMULATED DEPRECIATION
-------------------------------------------------------------------

                                                                ACCUMULATED
                                                     COST      DEPRECIATION
                                            --------------------------------

      Balance at December 31, 1997           $107,207,504       $40,434,942
      Additions during year:
        Improvements                              864,012                --
        Depreciation                                   --         4,318,634
      ----------------------------------------------------------------------

      Balance at December 31, 1998            108,071,516        44,753,576
      Additions during year:
        Improvements                              844,445                --
        Depreciation                                   --         4,295,795
      ----------------------------------------------------------------------

      Balance at December 31, 1999            108,915,961        49,049,371
      Additions during year:
        Improvements                              580,382                --
        Depreciation                                   --         4,290,578
      ----------------------------------------------------------------------

                                             $109,496,343       $53,339,949
      ======================================================================

                                             CENTURY PACIFIC HOUSING FUND-1
-------------------------------------------------------------------------------------------------------------------
                                       MORTGAGE LOANS ON REAL ESTATE OF OPERATING
                                            PARTNERSHIPS IN WHICH CPHF-I HAS
                                             LIMITED PARTNERSHIP INTERESTS
                                                   DECEMBER 31, 2000

                                                                                                        Schedule IV
                                                                                                        -----------
                                                                          MONTHLY
                                                                          PAYMENTS       ORIGINAL
                                                             FINAL      TO MATURITY        FACE         CARRYING
                                            INTEREST       MATURITY     (NET OF HUD     AMOUNT OF      AMOUNT OF
DESCRIPTION (1)                               RATE           DATE         SUBSIDY)       MORTGAGE     MORTGAGE (2)
-------------------------------------------------------------------------------------------------------------------
First mortgages assumed
by Operating Partnerships:

Century Pacific Housing
Partnership-I (CPHP-I)
   Charter House
   Dothan, Alabama                             7%         March 2013     $  8,238      $ 1,325,700     $   811,662

CPHP-II
   VOA/Sunset Park, Ltd.
   Sunset Park
   Denver, Colorado                            7%       November 2014       8,736        4,859,300       2,262,157

CPHP-III
   Highland Park
   Topeka, Kansas                              3%       December 2008      10,835        2,914,500         923,738

CPHP-IV
   Forest Glen Estates
   Kansas City, Kansas                        7.5%        April 2013        6,703        2,787,000       1,763,736

CPHP-VI                                      3% plus
   Edgewood                                 treasury
   Danville, Illinois                      bill rate      March 2013       18,928        2,360,000       1,764,766

CPHP-VII
   Gulfway Terrace
   New Orleans, Louisiana                      7%         June 2015         8,320        3,616,200       2,457,277

CPHP-IX
   Wind Ridge
   Wichita, Kansas                           8.625%       July 2010        23,529        3,060,000       3,053,077

CPHP-X
   Bergen Circle
   Springfield, Massachusetts                6.92%        March 2018        4,818        7,381,100       5,560,640

CPHP-V
   Jaycee Towers
   Dayton, Ohio                               8.5%      September 2012      7,648        3,361,200       2,192,832

CPHP-VIII
   Sunset Townhouses
   Newton, Kansas                             8.5%      September 2012      1,864          828,300         540,391
-------------------------------------------------------------------------------------------------------------------

BALANCE BROUGHT FORWARD                                                    62,952       31,444,200      21,330,276
-------------------------------------------------------------------------------------------------------------------




                                             CENTURY PACIFIC HOUSING FUND-1
-------------------------------------------------------------------------------------------------------------------
                                       MORTGAGE LOANS ON REAL ESTATE OF OPERATING
                                            PARTNERSHIPS IN WHICH CPHF-I HAS
                                             LIMITED PARTNERSHIP INTERESTS
                                                   DECEMBER 31, 2000

                                                                                                        Schedule IV
                                                                                                        -----------
                                                                          MONTHLY
                                                                          PAYMENTS       ORIGINAL
                                                             FINAL      TO MATURITY        FACE         CARRYING
                                            INTEREST       MATURITY     (NET OF HUD     AMOUNT OF      AMOUNT OF
DESCRIPTION (1)                               RATE           DATE         SUBSIDY)       MORTGAGE     MORTGAGE (2)
-------------------------------------------------------------------------------------------------------------------
BALANCE BROUGHT FORWARD                                                                 $31,444,200    $21,330,276

CPHP-XI
Continental Terrace
   Fort Worth, Texas                           7%         March 2013        8,636         3,002,600      1,838,355

CPHP-XII
   Yale Village
   Houston, Texas                              7%         June 2105        10,470         3,363,300      2,144,061

CPHP-XIII
   Atlantis
   Virginia Beach, Virginia                   8.5%        March 2012        7,336         2,946,500      1,889,052

CPHP-XIV
   Kings Row
   Houston, Texas                            7.05%       August 2011       13,925         2,116,000      1,224,337

CPHP-XV
   Castle Gardens
   Lubbock, Texas                             8.5%        June 2015         4,808         1,949,900      1,309,058

CPHP-XVI
   Rockwell Villa
   Oklahoma City, Oklahoma                     7%       September 2013      1,953           812,700        459,809

CPHP-XVII
   London Square Village
   Oklahoma City, Oklahoma                    7.5%        June 2012         7,861         3,153,900      1,935,306

CPHP-XVIII
   Ascension Towers
   Memphis, Tennessee                          7%          May 2015         9,671         4,290,000      2,889,611

Coleman Manor Associates
   Limited Partnership
     Coleman Manor
     Baltimore, Maryland                      10%         July 2029        12,545         2,365,000      2,125,519

CPHP-XX
   Holiday Heights
   Fort Worth, Texas                           7%         April 2014        3,052         1,252,700        808,334

CPHP-XXII
   Harriet Tubman Terrace
   Berkeley, California                        7%        October 2015       4,233         1,882,700      1,293,419
-------------------------------------------------------------------------------------------------------------------

                                                                          $70,586       $58,579,500    $39,247,137
===================================================================================================================


                                                 See notes to schedule
                                                          F-18


                                             CENTURY PACIFIC HOUSING FUND-1
-------------------------------------------------------------------------------------------------------------------
                                       MORTGAGE LOANS ON REAL ESTATE OF OPERATING
                                            PARTNERSHIPS IN WHICH CPHF-I HAS
                                             LIMITED PARTNERSHIP INTERESTS
                                                   DECEMBER 31, 2000

                                                                                                        Schedule IV
                                                                                                        -----------
                                                                          MONTHLY
                                                                          PAYMENTS       ORIGINAL
                                                             FINAL      TO MATURITY        FACE         CARRYING
                                            INTEREST       MATURITY     (NET OF HUD     AMOUNT OF      AMOUNT OF
DESCRIPTION (1)                               RATE           DATE         SUBSIDY)       MORTGAGE     MORTGAGE (2)
-------------------------------------------------------------------------------------------------------------------
Residual notes (second
mortgages):

Century Pacific Housing
Partnership-I (CPHP-I)
   Charter House
   Dothan, Alabama                            (1)       December 2002       (1)        $   781,581    $ 1,643,787

CPHP-II
   VOA/Sunset Park, Ltd.
   Sunset Park
   Denver, Colorado                           (1)       December 2002       (1)          2,462,936      7,310,275

CPHP-III
   Highland Park
   Topeka, Kansas                             (1)       December 2002       (1)          3,936,695     11,174,292

CPHP-IV
   Forest Glen Estates
   Kansas City, Kansas                        (1)       December 2002       (1)          1,733,923      4,939,137

CPHP-VI
   Edgewood
   Danville, Illinois                         (1)       December 2002       (1)            415,192      1,057,680

CPHP-VII
   Gulfway Terrace
   New Orleans, Louisiana                     (1)       December 2002       (1)          1,255,000      3,812,014

CPHP-IX
   Wind Ridge
   Wichita, Kansas                            (1)       December 2003       (1)          1,053,084        865,075

CPHP-X
   Bergen Circle
   Springfield, Massachusetts                 (1)         July 2013         (1)          3,547,072     10,057,572

CPHP-V
   Jaycee Towers
   Dayton, Ohio                               (1)        October 2005       (1)          2,245,673      5,929,057

CPHP-VIII
   Sunset Townhouses
   Newton, Kansas                             (1)        August 2003        (1)            341,229        920,565
-------------------------------------------------------------------------------------------------------------------

BALANCE BROUGHT FORWARD                                                                 17,772,385     47,709,454
-------------------------------------------------------------------------------------------------------------------



                                             CENTURY PACIFIC HOUSING FUND-1
-------------------------------------------------------------------------------------------------------------------
                                       MORTGAGE LOANS ON REAL ESTATE OF OPERATING
                                            PARTNERSHIPS IN WHICH CPHF-I HAS
                                             LIMITED PARTNERSHIP INTERESTS
                                                   DECEMBER 31, 2000

                                                                                                        Schedule IV
                                                                                                        -----------
                                                                          MONTHLY
                                                                          PAYMENTS       ORIGINAL
                                                             FINAL      TO MATURITY        FACE         CARRYING
                                            INTEREST       MATURITY     (NET OF HUD     AMOUNT OF      AMOUNT OF
DESCRIPTION (1)                               RATE           DATE         SUBSIDY)       MORTGAGE     MORTGAGE (2)
-------------------------------------------------------------------------------------------------------------------
BALANCE BROUGHT FORWARD                                                                $17,772,385    $47,709,454

CPHP-XI
   Continental Terrace
   Fort Worth, Texas                          (1)        October 2003       (1)          1,595,364      4,074,791

CPHP-XII
   Yale Village
   Houston, Texas                             (1)        August 2003        (1)          1,255,000      5,037,340

CPHP-XIII
   Atlantis
   Virginia Beach, Virginia                   (1)         July 2003         (1)          2,552,584      6,936,167

CPHP-XIV
   Kings Row
   Houston, Texas                             (1)        August 2003        (1)          1,537,518      4,169,127

CPHP-XV
   Castle Gardens
   Lubbock, Texas                             (1)         July 2003         (1)          1,160,247      3,163,460

CPHP-XVI
   Rockwell Villa
   Oklahoma City, Oklahoma                    (1)         July 2003         (1)            398,629      1,071,270

CPHP-XVII
   London Square Village
   Oklahoma City, Oklahoma                    (1)         July 2003         (1)            979,071      2,934,915

CPHP-XVIII
   Ascension Towers
   Memphis, Tennessee                         (1)        August 2003        (1)          2,404,667      6,474,361

CPHP-XX
   Holiday Heights
   Fort Worth, Texas                          (1)        October 2004       (1)            909,472      2,407,794

CPHP-XXII
   Harriet Tubman Terrace
   Berkeley, California                       (1)       December 2003       (1)          2,036,000      5,360,652
-------------------------------------------------------------------------------------------------------------------

                                                                                       $32,600,937    $89,339,331
===================================================================================================================


                                                 See notes to schedule
                                                          F-20

                        CENTURY PACIFIC HOUSING FUND-1
------------------------------------------------------------------------------
                NOTES TO SCHEDULE IV - MORTGAGE LOANS ON REAL
                  ESTATE OF OPERATING PARTNERSHIPS IN WHICH
                   CPHF-I HAS LIMITED PARTNERSHIP INTERESTS
                              DECEMBER 31, 2000

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

NOTE 2 - RECONCILIATION OF MORTGAGES AND RESIDUAL NOTES
         ----------------------------------------------

                                                             FOR THE YEAR ENDED
                                                             DECEMBER 31, 2000
                                                      -------------------------------
                                                        MORTGAGE          RESIDUAL
                                                         LOANS             NOTES
                                                      -------------------------------
      Balance at December 31, 1997                    $41,967,937        $71,306,351
        Additions during year:
          Accrued interest                                     --          5,929,555
        Deductions during year:
          Payments                                       (733,082)                --
      -------------------------------------------------------------------------------

      Balance at December 31, 1998                     41,234,855         77,235,906
        Additions during year:
          Accrued interest                                     --          7,028,848
        Deductions during year:
          Payments                                     (2,240,789)                --
      -------------------------------------------------------------------------------

      Balance at December 31, 1999                     38,994,066         84,264,754
        Additions during year:
          Accrued interest                                     --          7,119,427
          New mortgage loan                             3,060,000                 --
        Deductions during year:
          Payments                                      2,806,929          2,044,850
      -------------------------------------------------------------------------------

                                                      $39,247,137        $89,339,331
      ===============================================================================

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






January 27, 2000

                             COLEMAN MANOR ASSOCIATES LIMITED PARTNERSHIP
                                              052-35464
------------------------------------------------------------------------------------------------------
                                            BALANCE SHEET
                                             PAGE 1 OF 2
                                          DECEMBER 31, 1999




                                                ASSETS

CURRENT ASSETS
   1120   Cash - operations                                               $    6,814
   1130   Tenant accounts receivable                                           1,939
   1135   Accounts receivable - HUD                                            8,345
   1200   Miscellaneous prepaid expenses                                      21,805
                                                                         ------------
   1100T     TOTAL CURRENT ASSETS                                                          $   38,903

DEPOSITS HELD IN TRUST - FUNDED
   1191   Tenant deposits held in trust                                                         6,652

RESTRICTED DEPOSITS AND FUNDED RESERVES
   1310   Escrow deposits                                                     28,943
   1320   Replacement reserve                                                 40,527
                                                                         ------------
   1300T     TOTAL DEPOSITS                                                                    69,470

FIXED ASSETS
   1410   Land                                                                61,281
   1420   Buildings                                                        3,426,317
   1465   Office furniture and equipment                                     123,514
                                                                         ------------
   1400T     Total Fixed Assets                                            3,611,112

   1495   Less:  Accumulated depreciation                                  1,466,857
                                                                         ------------
   1400N     NET FIXED ASSETS                                                               2,144,255

OTHER ASSETS
   1520   Intangible assets - loan costs
   1520   Intangible assets - credit application and                          97,875
             compliance fees                                                  11,844
                                                                         ------------
   1500T     TOTAL OTHER ASSETS                                                               109,719
                                                                                          ------------

   1000T     TOTAL ASSETS                                                                  $2,368,999
                                                                                          ============


------------------------------------------------------------------------------------------------------
See the accompanying notes to financial statements.                                             Page 2


                             COLEMAN MANOR ASSOCIATES LIMITED PARTNERSHIP
                                              052-35464
------------------------------------------------------------------------------------------------------
                                            BALANCE SHEET
                                             PAGE 2 OF 2
                                          DECEMBER 31, 1999




                                             LIABILITIES

CURRENT LIABILITIES
   2105   Bank overdraft - operations                                     $      398
   2110   Accounts payable - operations                                        6,366
   2120   Accrued wages payable                                                2,311
   2113   Accounts payable - entity                                          186,454
   2123   Accrued management fee payable                                       1,839
   2131   Accrued interest payable - first mortgage                           14,889
   2170   Mortgage payable - first mortgage (short-term)                       8,559
   2172   Mortgage payable - second mortgage (short-term)                      1,382
   2210   Prepaid revenue                                                      1,337
                                                                         ------------
   2122T     TOTAL CURRENT LIABILITIES                                                     $  223,535

DEPOSIT AND PREPAYMENT LIABILITIES
   2191   Tenant deposits held in trust (contra)                                                6,638

LONG-TERM LIABILITIES
   2320   Mortgage payable - first mortgage                                1,415,101
   2322   Mortgage payable - second mortgage                                 710,421
   2324   Other loans and notes payable                                       40,000
                                                                         ------------
   2300T     TOTAL LONG-TERM LIABILITIES                                                    2,165,522
                                                                                          ------------

   2000T     TOTAL LIABILITIES                                                              2,395,695

                                    PARTNERS' EQUITY (DEFICIT)

   3130   Partners' equity (deficit)                                                          (26,696)
                                                                                          ------------

   2033T     TOTAL LIABILITIES AND PARTNERS' EQUITY (DEFICIT)                              $2,368,999
                                                                                          ============


------------------------------------------------------------------------------------------------------
See the accompanying notes to financial statements.                                             Page 3

                                     COLEMAN MANOR ASSOCIATES LIMITED PARTNERSHIP
                                                       052-35464
---------------------------------------------------------------------------------------------------------------------
                                              STATEMENT OF PROFIT AND LOSS
                                          FOR THE YEAR ENDED DECEMBER 31, 1999

---------------------------------------------------------------------------------------------------------------------
      PART 1                  DESCRIPTION OF ACCOUNT                           ACCT. NO.       AMOUNT
---------------------------------------------------------------------------------------------------------------------
                   Rent Revenue - Gross Potential                                 5120       $ 44,692
                   --------------------------------------------------------------------------------------------------
                   Tenant Assistance Payments                                     5121       $330,202
                   --------------------------------------------------------------------------------------------------
                   Rent Revenue - Stores and Commercial                           5140       $
                   --------------------------------------------------------------------------------------------------
                   Garage and Parking Spaces                                      5170       $
                   --------------------------------------------------------------------------------------------------
                   Flexible Subsidy Revenue                                       5180       $
       RENT        --------------------------------------------------------------------------------------------------
     REVENUE       Miscellaneous Rent Revenue                                     5190       $
       5100        --------------------------------------------------------------------------------------------------
                   Excess Rent                                                    5191       $
                   --------------------------------------------------------------------------------------------------
                   Rent Revenue/Insurance                                         5192       $
                   --------------------------------------------------------------------------------------------------
                   Special Claims Revenue                                         5193       $
                   --------------------------------------------------------------------------------------------------
                   Retained Excess Income                                         5194       $
                   --------------------------------------------------------------------------------------------------
                     TOTAL RENT REVENUE                                          5100T                    $ 374,894
---------------------------------------------------------------------------------------------------------------------
                   Apartments                                                     5220       $  5,983
                   --------------------------------------------------------------------------------------------------
                   Stores and Commercial                                          5240       $
                   --------------------------------------------------------------------------------------------------
                   Rental Concessions                                             5250       $
    VACANCIES      --------------------------------------------------------------------------------------------------
       5200        Garage and Parking Space                                       5270       $
                   --------------------------------------------------------------------------------------------------
                   Miscellaneous                                                  5290       $
                   --------------------------------------------------------------------------------------------------
                     TOTAL VACANCIES                                             5200T                    $   5,983
                   --------------------------------------------------------------------------------------------------
                     NET RENTAL REVENUE Rent Revenue Less Vacancies              5152N                    $ 368,911
---------------------------------------------------------------------------------------------------------------------
       5300        Nursing Homes/Assisted Living/Board and Care/
                     Other Elderly Care/Coop/ and Other Revenues                  5300                    $
---------------------------------------------------------------------------------------------------------------------
                   Financial Revenue - Project Operations                         5410       $    446
                   --------------------------------------------------------------------------------------------------
                   Revenue from Investments - Residual Receipts                   5430       $
    FINANCIAL      --------------------------------------------------------------------------------------------------
     REVENUE       Revenue from Investments - Replacement Reserve                 5440       $    797
       5400        --------------------------------------------------------------------------------------------------
                   Revenue from Investments - Miscellaneous                       5490       $
                   --------------------------------------------------------------------------------------------------
                     TOTAL FINANCIAL REVENUE                                     5400T                    $   1,243
---------------------------------------------------------------------------------------------------------------------
                   Laundry and Vending Revenue                                    5910       $  1,627
                   --------------------------------------------------------------------------------------------------
                   Tenant Charges                                                 5920       $  1,316
                   --------------------------------------------------------------------------------------------------
                   Interest Reduction Payments Revenue                            5945       $
      OTHER        --------------------------------------------------------------------------------------------------
     REVENUE       Miscellaneous Revenue (Schedule)                               5990       $  3,789
       5900        --------------------------------------------------------------------------------------------------
                     TOTAL OTHER REVENUE                                         5900T                    $   6,732
                   --------------------------------------------------------------------------------------------------
                     TOTAL REVENUE                                               5000T                    $ 376,886
---------------------------------------------------------------------------------------------------------------------
                   Conventions and Meetings                                       6203       $
                   --------------------------------------------------------------------------------------------------
                   Management Consultants                                         6204       $
                   --------------------------------------------------------------------------------------------------
                   Advertising and Marketing                                      6210       $     93
                   --------------------------------------------------------------------------------------------------
                   Other Renting Expenses                                         6250       $  4,180
                   --------------------------------------------------------------------------------------------------
                   Office Salaries                                                6310       $ 17,799
                   --------------------------------------------------------------------------------------------------
                   Office Expenses                                                6311       $  7,368
                   --------------------------------------------------------------------------------------------------
                   Office or Model Apartment Rent                                 6312       $
                   --------------------------------------------------------------------------------------------------
                   Management Fee                                                 6320       $ 21,943
  ADMINISTRATIVE   --------------------------------------------------------------------------------------------------
     EXPENSES      Manager or Superintendent Salaries                             6330       $
    6200/6300      --------------------------------------------------------------------------------------------------
                   Administrative Rent Free Unit                                  6331       $  7,477
                   --------------------------------------------------------------------------------------------------
                   Legal Expense - Project                                        6340       $    174
                   --------------------------------------------------------------------------------------------------
                   Audit Expense                                                  6350       $  6,000
                   --------------------------------------------------------------------------------------------------
                   Bookkeeping Fees/Accounting Services                           6351       $  4,925
                   --------------------------------------------------------------------------------------------------
                   Bad Debts                                                      6370       $    243
                   --------------------------------------------------------------------------------------------------
                   Miscellaneous Administrative Expenses                          6390       $  1,421
                   --------------------------------------------------------------------------------------------------
                     TOTAL ADMINISTRATIVE EXPENSES                               6263T                    $  71,623
---------------------------------------------------------------------------------------------------------------------
                   Fuel Oil/Coal                                                  6420       $
                   --------------------------------------------------------------------------------------------------
                   Electricity                                                    6450       $  8,104
    UTILITIES      --------------------------------------------------------------------------------------------------
     EXPENSE       Water                                                          6451       $  1,325
       6400        --------------------------------------------------------------------------------------------------
                   Gas                                                            6452       $
                   --------------------------------------------------------------------------------------------------
                   Sewer                                                          6453       $  2,959
                   --------------------------------------------------------------------------------------------------
                     TOTAL UTILITIES EXPENSE                                     6400T                    $  12,388
                   --------------------------------------------------------------------------------------------------
                                   TOTAL EXPENSES (CARRY FORWARD TO PAGE 2)                               $  84,011
---------------------------------------------------------------------------------------------------------------------

                                                      Page 1 of 2


---------------------------------------------------------------------------------------------------------------------
See the accompanying notes to financial statements.                                                            Page 4


Project Name:  Coleman Manor Associates Limited Partnership
---------------------------------------------------------------------------------------------------------------------
                                                                                BALANCE CARRIED FORWARD   $   84,011
---------------------------------------------------------------------------------------------------------------------
                   Payroll                                                        6510       $ 30,806
                   --------------------------------------------------------------------------------------------------
                   Supplies                                                       6515       $    641
                   --------------------------------------------------------------------------------------------------
                   Contracts                                                      6520       $ 16,970
                   --------------------------------------------------------------------------------------------------
                   Operating and Maintenance Rent Free Unit                       6521       $
                   --------------------------------------------------------------------------------------------------
                   Garbage and Trash Removal                                      6525       $  1,980
    OPERATING      --------------------------------------------------------------------------------------------------
   MAINTENANCE     Security Payroll/Contract                                      6530       $
     EXPENSES      --------------------------------------------------------------------------------------------------
       6500        Security Rent Free Unit                                        6531       $
                   --------------------------------------------------------------------------------------------------
                   Heating/Cooling Repairs and Maintenance                        6546       $  6,760
                   --------------------------------------------------------------------------------------------------
                   Snow Removal                                                   6548       $    150
                   --------------------------------------------------------------------------------------------------
                   Vehicle and Maintenance Equipment Operation and Repairs        6570       $
                   --------------------------------------------------------------------------------------------------
                   Miscellaneous Operating and Maintenance Expenses               6590       $  5,992
                   --------------------------------------------------------------------------------------------------
                     TOTAL OPERATING AND MAINTENANCE EXPENSES                    6500T                    $  63,299
---------------------------------------------------------------------------------------------------------------------
                   Real Estate Taxes                                              6710       $ 34,458
                   --------------------------------------------------------------------------------------------------
                   Payroll Taxes (Project's Share)                                6711       $  4,284
                   --------------------------------------------------------------------------------------------------
                   Property and Liability Insurance (Hazard)                      6720       $  5,655
                   --------------------------------------------------------------------------------------------------
      TAXES        Fidelity Bond Insurance                                        6721       $
       AND         --------------------------------------------------------------------------------------------------
    INSURANCE      Workmen's Compensation                                         6722       $    830
       6700        --------------------------------------------------------------------------------------------------
                   Health Insurance and Other Employee Benefits                   6723       $  3,956
                   --------------------------------------------------------------------------------------------------
                   Miscellaneous Taxes, Licenses, Permits and Insurance           6790       $  1,315
                   --------------------------------------------------------------------------------------------------
                     TOTAL TAXES AND INSURANCE                                   6700T                    $  50,498
---------------------------------------------------------------------------------------------------------------------
                   Interest on Mortgage Payable                                   6820       $142,798
                   --------------------------------------------------------------------------------------------------
                   Interest on Notes Payable (LongTerm)                           6830       $  7,123
    FINANCIAL      --------------------------------------------------------------------------------------------------
     EXPENSES      Interest on Notes Payable (ShortTerm)                          6840       $
       6800        --------------------------------------------------------------------------------------------------
                   Mortgage Insurance Premium/Service Charge                      6850       $  7,153
                   --------------------------------------------------------------------------------------------------
                   Miscellaneous Financial Expenses                               6890       $
                   --------------------------------------------------------------------------------------------------
                     TOTAL FINANCIAL EXPENSES                                    6800T                    $ 157,074
---------------------------------------------------------------------------------------------------------------------
       6900        Nursing Homes/ Assisted Living/ Board and Care/
                     Other Elderly Care Expenses                                  6900                    $
---------------------------------------------------------------------------------------------------------------------
                     TOTAL COST OF OPERATIONS BEFORE
                       DEPRECIATION AND AMORTIZATION                             6000T                    $ 354,882
                   --------------------------------------------------------------------------------------------------
                     PROFIT (LOSS) BEFORE DEPRECIATION AND AMORTIZATION          5060T                    $  22,004
                   --------------------------------------------------------------------------------------------------
                   Depreciation Expense                                           6600       $135,085
                   --------------------------------------------------------------------------------------------------
                   Amortization Expense                                           6610       $  6,580
                   --------------------------------------------------------------------------------------------------
                     TOTAL DEPRECIATION AND AMORTIZATION                                                  $ 141,665
                   --------------------------------------------------------------------------------------------------
                     OPERATING PROFIT OR (LOSS)                                  5060N                    $(119,661)
---------------------------------------------------------------------------------------------------------------------
                   Officer's Salaries                                             7110       $
                   --------------------------------------------------------------------------------------------------
                   Legal Expenses                                                 7120       $
                   --------------------------------------------------------------------------------------------------
                   Federal, State, and Other Income Taxes                         7130       $
                   --------------------------------------------------------------------------------------------------
   CORPORATE OR    Interest Income                                                7140       $
    MORTGAGOR      --------------------------------------------------------------------------------------------------
      ENTITY       Interest on Notes Payable                                      7141       $
     EXPENSES      --------------------------------------------------------------------------------------------------
       7100        Interest on Mortgage Payable                                   7142       $
                   --------------------------------------------------------------------------------------------------
                   Other Expenses (Schedule)                                      7190       $ 19,800
                   --------------------------------------------------------------------------------------------------
                     NET ENTITY EXPENSES                                         7100T                    $  19,800
                   --------------------------------------------------------------------------------------------------
                     PROFIT OR LOSS (NET INCOME OR LOSS)                          3250                    $(139,461)
---------------------------------------------------------------------------------------------------------------------
MISCELLANEOUS OR OTHER INCOME AND EXPENSE SUB-ACCOUNT GROUPS.  If miscellaneous or other income and/or expense sub-accounts (5190, 5290, 5490, 5990, 6390, 6590, 6790, 6890 and 7190) exceed the Account Groupings by 10% or more, attach a separate schedule describing or explaining the miscellaneous income or expense.
---------------------------------------------------------------------------------------------------------------------
PART II
---------------------------------------------------------------------------------------------------------------------
 1.  Total mortgage principal payments required during the audit year (12 monthly payments).
     This applies to all direct loans and HUD-held and fully insured mortgages.
     Any HUD approved second mortgages should be included in the figures.  (Account S1000-010)            $   9,120
---------------------------------------------------------------------------------------------------------------------
 2.  Total of 12 monthly deposits in the audit year into the Replacement Reserve account, as required by the Regulatory Agreement even if payments may be temporarily
     suspended or reduced.  (Account S1000-020)                                                           $   5,910
---------------------------------------------------------------------------------------------------------------------
 3.  Replacement Reserve or Residual Receipts releases which are included as expense items
     on this Profit and Loss Statement.  (Account S1000-030)                                              $
---------------------------------------------------------------------------------------------------------------------
 4.  Project Improvement Reserve Releases under the Flexible Subsidy Program that are included
     as expense items on this Profit and Loss Statement.  (Account S1000-040)                             $
---------------------------------------------------------------------------------------------------------------------

                                                      Page 2 of 2


---------------------------------------------------------------------------------------------------------------------
See the accompanying notes to financial statements.                                                            Page 5

                 COLEMAN MANOR ASSOCIATES LIMITED PARTNERSHIP
                                  052-35464
------------------------------------------------------------------------------
                           SCHEDULE OF SUB-ACCOUNTS
                     FOR THE YEAR ENDED DECEMBER 31, 1999









5990 - MISCELLANEOUS REVENUE
  5990-010   Recovery of bad debts                   5990-020         $ 3,500
  5990-010   Miscellaneous revenue                   5990-020             289
                                                                    ---------

5990   TOTAL MISCELLANEOUS REVENUE                                    $ 3,789
                                                                     =========


7190   OTHER EXPENSES
  7190-010   Supervisory management fee              7190-020         $19,800
                                                                     =========


------------------------------------------------------------------------------
See the accompanying notes to financial statements.                    Page 6a

                 COLEMAN MANOR ASSOCIATES LIMITED PARTNERSHIP
                                  052-35464
------------------------------------------------------------------------------
                   STATEMENT OF PARTNERS' EQUITY (DEFICIT)
                     FOR THE YEAR ENDED DECEMBER 31, 1999









S1100-010   BEGINNING OF YEAR                                       $ 112,765

3250        NET LOSS                                                 (139,461)
                                                                   -----------

3130        END OF YEAR                                             $ (26,696)
                                                                   ===========


------------------------------------------------------------------------------
See the accompanying notes to financial statements.                     Page 7

                                COLEMAN MANOR ASSOCIATES LIMITED PARTNERSHIP
                                                 052-35464
-----------------------------------------------------------------------------------------------------------
                                          STATEMENT OF CASH FLOWS
                                                PAGE 1 OF 2
                                    FOR THE YEAR ENDED DECEMBER 31, 1999

                                                                                   ACCOUNT         AMOUNT
                                                                                 --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Receipts:
S1200-010    Rental receipts                                                                     $ 362,437
S1200-020    Interest receipts                                                                       1,243
S1200-030    Other operating receipts                                                                6,732
                                                                                                -----------
S1200-040      Total Receipts                                                                      370,412
                                                                                                -----------

       Disbursements:
S1200-050    Administrative                                                                         30,756
S1200-070    Management fee                                                                         22,536
S1200-090    Utilities                                                                              12,388
S1200-100    Salaries and wages                                                                     48,406
S1200-110    Operating and maintenance                                                              32,493
S1200-120    Real estate taxes                                                                      32,379
S1200-140    Property insurance                                                                     12,134
S1200-150    Miscellaneous taxes and insurance                                                       4,284
S1200-160    Tenant security deposits                                                                  287
S1200-180    Interest on mortgages                                                                 142,868
S1200-210    Mortgage insurance premium (MIP)                                                        7,130
S1200-220    Miscellaneous financial                                                                 7,123
                                                                                                -----------
S1200-230      Total Disbursements                                                                 352,784
                                                                                                -----------
S1200-240    NET CASH PROVIDED BY OPERATING ACTIVITIES                                              17,628
                                                                                                -----------

CASH FLOWS FROM INVESTING ACTIVITIES
S1200-245    Net deposits to the mortgage escrow account                                            (8,534)
S1200-250    Net deposits to the reserve for replacement account                                    (6,707)
S1200-330    Net purchases of fixed assets                                                          (4,880)
                                                                                                -----------
S1200-350    NET CASH USED IN INVESTING ACTIVITIES                                                 (20,121)
                                                                                                -----------

CASH FLOWS FROM FINANCING ACTIVITIES
S1200-360    Mortgage principal payments                                                            (9,120)
S1200-450    Other financing activities                                                                398
S1200-455    Entity/Construction financing activities:
  S1200-456    Supervisory management fees                                        S1200-457         (3,000)
                                                                                                -----------
S1200-460    NET CASH USED IN FINANCING ACTIVITIES                                                 (11,722)
                                                                                                -----------

S1200-470    NET DECREASE IN CASH                                                                  (14,215)

S1200-480    BEGINNING OF PERIOD CASH                                                               21,029
                                                                                                -----------

S1200T       END OF PERIOD CASH                                                                  $   6,814
                                                                                                ===========


-----------------------------------------------------------------------------------------------------------
See the accompanying notes to financial statements.                                                  Page 8


                                COLEMAN MANOR ASSOCIATES LIMITED PARTNERSHIP
                                                 052-35464
-----------------------------------------------------------------------------------------------------------
                                          STATEMENT OF CASH FLOWS
                                                PAGE 2 OF 2
                                    FOR THE YEAR ENDED DECEMBER 31, 1999







                                                                                   ACCOUNT         AMOUNT
                                                                                 --------------------------
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
S1200-605            Increase in entity/construction liability accounts
S1200-606              Management fee expense                                     S1200-607         19,800
                                                                                                -----------

S1200-610          NET CASH PROVIDED BY OPERATING ACTIVITIES                                     $  17,628
                                                                                                ===========


-----------------------------------------------------------------------------------------------------------
See the accompanying notes to financial statements.                                                  Page 9

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

      The scheduled maturities of the mortgages payable at December 31, 1999 are as follows: (S3100-x1x)

         YEAR                         ACCOUNT                  AMOUNT
         --------------------------------------------------------------
         2000                        S3100-060              $    9,941
         2001                        S3100-070                  10,851
         2002                        S3100-080                  11,855
         2003                        S3100-090                  12,963
         2004                        S3100-100                  14,185
         Thereafter                  S3100-110               2,115,668
         --------------------------------------------------------------

                                                            $2,175,463
         ==============================================================

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




January 26, 1999

                    COLEMAN MANOR ASSOCIATES LIMITED PARTNERSHIP
                             HUD PROJECT NO. 052-35464
-------------------------------------------------------------------------------------
                                   BALANCE SHEET
                                    PAGE 1 OF 2
                                 DECEMBER 31, 1998



                                       ASSETS

CURRENT ASSETS
   1120   Cash - operations                                               $   21,029
   1130   Tenant accounts receivable                                             366
   1135   Accounts receivable - HUD                                            2,521
   1200   Miscellaneous prepaid expenses                                      23,529
                                                                         ------------
   1100T     TOTAL CURRENT ASSETS                                             47,445
                                                                         ------------

DEPOSITS HELD IN TRUST - FUNDED
   1191   Tenant deposits held in trust                                        6,382
                                                                         ------------

RESTRICTED DEPOSITS AND FUNDED RESERVES
   1310   Escrow deposits                                                     20,409
   1320   Replacement reserve                                                 33,820
                                                                         ------------
   1300T     TOTAL DEPOSITS                                                   54,229
                                                                         ------------

FIXED ASSETS
   1410   Land                                                                61,281
   1420   Buildings                                                        3,426,317
   1465   Office furniture and equipment                                     118,634
                                                                         ------------
   1400T     Total Fixed Assets                                            3,606,232

   1495   Less:  Accumulated depreciation                                  1,331,772
                                                                         ------------
   1400N     NET FIXED ASSETS                                              2,274,460
                                                                         ------------

OTHER ASSETS
   1520   Intangible assets - loan costs                                     101,431
   1520   Intangible assets - credit application and                     ------------
             compliance fees                                                  14,869
                                                                         ------------
   1500T     TOTAL OTHER ASSETS                                              116,300
                                                                         ------------

   1000T     TOTAL ASSETS                                                 $2,498,816
                                                                         ============


-------------------------------------------------------------------------------------
See the accompanying report letter and notes to financial statements.          Page 2


                    COLEMAN MANOR ASSOCIATES LIMITED PARTNERSHIP
                             HUD PROJECT NO. 052-35464
-------------------------------------------------------------------------------------
                                   BALANCE SHEET
                                    PAGE 2 OF 2
                                 DECEMBER 31, 1998



                                    LIABILITIES

CURRENT LIABILITIES
   2110   Accounts payable - operations                                   $    7,374
   2120   Accrued wages payable                                                2,112
   2113   Accounts payable - entity                                          169,954
   2131   Accrued interest payable - first mortgage                           14,959
   2170   Mortgage payable - first mortgage (short-term)                       8,590
   2172   Mortgage payable - second mortgage (short-term)                      1,355
   2210   Prepaid revenue                                                        414
                                                                         ------------
   2122T     TOTAL CURRENT LIABILITIES                                       204,758
                                                                         ------------

DEPOSIT AND PREPAYMENT LIABILITIES
   2191   Tenant deposits held in trust (contra)                               6,655
                                                                         ------------

LONG-TERM LIABILITIES
   2320   Mortgage payable - first mortgage                                1,422,822
   2322   Mortgage payable - second mortgage                                 711,816
   2324   Other loans and notes payable                                       40,000
                                                                         ------------
   2300T     TOTAL LONG-TERM LIABILITIES                                   2,174,638
                                                                         ------------

   2000T     TOTAL LIABILITIES                                             2,386,051

                                    PARTNERS' EQUITY

   3130   Partners' equity                                                   112,765
                                                                         ------------

   2033T     TOTAL LIABILITIES AND PARTNERS' EQUITY                       $2,498,816
                                                                         ============


-------------------------------------------------------------------------------------
See the accompanying report letter and notes to financial statements.          Page 3

                                     COLEMAN MANOR ASSOCIATES LIMITED PARTNERSHIP
                                               HUD PROJECT NO. 052-35464
---------------------------------------------------------------------------------------------------------------------
                                              STATEMENT OF PROFIT AND LOSS
                                          FOR THE YEAR ENDED DECEMBER 31, 1998

---------------------------------------------------------------------------------------------------------------------
      PART 1                  DESCRIPTION OF ACCOUNT                           ACCT. NO.       AMOUNT
---------------------------------------------------------------------------------------------------------------------
                   Rent Revenue - Gross Potential                                 5120       $ 47,225
                   --------------------------------------------------------------------------------------------------
                   Tenant Assistance Payments                                     5121       $325,475
                   --------------------------------------------------------------------------------------------------
                   Rent Revenue - Stores and Commercial                           5140       $
                   --------------------------------------------------------------------------------------------------
                   Garage and Parking Spaces                                      5170       $
                   --------------------------------------------------------------------------------------------------
                   Flexible Subsidy Revenue                                       5180       $
       RENT        --------------------------------------------------------------------------------------------------
     REVENUE       Miscellaneous Rent Revenue                                     5190       $
       5100        --------------------------------------------------------------------------------------------------
                   Excess Rent                                                    5191       $
                   --------------------------------------------------------------------------------------------------
                   Rent Revenue/Insurance                                         5192       $
                   --------------------------------------------------------------------------------------------------
                   Special Claims Revenue                                         5193       $
                   --------------------------------------------------------------------------------------------------
                   Retained Excess Income                                         5194       $
                   --------------------------------------------------------------------------------------------------
                     TOTAL RENT REVENUE                                          5100T                    $ 372,700
---------------------------------------------------------------------------------------------------------------------
                   Apartments                                                     5220       $  6,541
                   --------------------------------------------------------------------------------------------------
                   Stores and Commercial                                          5240       $
                   --------------------------------------------------------------------------------------------------
    VACANCIES      Rental Concessions                                             5250       $
       5200        --------------------------------------------------------------------------------------------------
                   Garage and Parking Space                                       5270       $
                   --------------------------------------------------------------------------------------------------
                   Miscellaneous                                                  5290       $
                   --------------------------------------------------------------------------------------------------
                     TOTAL VACANCIES                                             5200T                    $   6,541
                   --------------------------------------------------------------------------------------------------
                     NET RENTAL REVENUE Rent Revenue Less Vacancies              5152N                    $ 366,159
---------------------------------------------------------------------------------------------------------------------
       5300        Nursing Homes/Assisted Living/Board and Care/
                     Other Elderly Care/Coop/ and Other Revenues                  5300                    $
---------------------------------------------------------------------------------------------------------------------
                   Financial Revenue - Project Operations                         5410       $    711
                   --------------------------------------------------------------------------------------------------
                   Revenue from Investments - Residual Receipts                   5430       $
    FINANCIAL      --------------------------------------------------------------------------------------------------
     REVENUE       Revenue from Investments - Replacement Reserve                 5440       $    680
       5400        --------------------------------------------------------------------------------------------------
                   Revenue from Investments - Miscellaneous                       5490       $
                   --------------------------------------------------------------------------------------------------
                     TOTAL FINANCIAL REVENUE                                     5400T                    $   1,391
---------------------------------------------------------------------------------------------------------------------
                   Laundry and Vending Revenue                                    5910       $  1,826
                   --------------------------------------------------------------------------------------------------
                   Tenant Charges                                                 5920       $    518
                   --------------------------------------------------------------------------------------------------
                   Interest Reduction Payments Revenue                            5945       $
      OTHER        --------------------------------------------------------------------------------------------------
     REVENUE       Miscellaneous Revenue                                          5990       $    250
       5900        --------------------------------------------------------------------------------------------------
                     TOTAL OTHER REVENUE                                         5900T                    $   2,594
                   --------------------------------------------------------------------------------------------------
                     TOTAL REVENUE                                               5000T                    $ 370,144
---------------------------------------------------------------------------------------------------------------------
                   Conventions and Meetings                                       6203       $
                   --------------------------------------------------------------------------------------------------
                   Management Consultants                                         6204       $
                   --------------------------------------------------------------------------------------------------
                   Advertising and Marketing                                      6210       $    100
                   --------------------------------------------------------------------------------------------------
                   Other Renting Expenses                                         6250       $    100
                   --------------------------------------------------------------------------------------------------
                   Office Salaries                                                6310       $ 17,122
                   --------------------------------------------------------------------------------------------------
                   Office Expenses                                                6311       $  6,738
                   --------------------------------------------------------------------------------------------------
                   Office or Model Apartment Rent                                 6312       $
                   --------------------------------------------------------------------------------------------------
                   Management Fee                                                 6320       $ 20,229
  ADMINISTRATIVE   --------------------------------------------------------------------------------------------------
     EXPENSES      Manager or Superintendent Salaries                             6330       $
    6200/6300      --------------------------------------------------------------------------------------------------
                   Administrative Rent Free Unit                                  6331       $  7,454
                   --------------------------------------------------------------------------------------------------
                   Legal Expense - Project                                        6340       $     16
                   --------------------------------------------------------------------------------------------------
                   Audit Expense                                                  6350       $  5,000
                   --------------------------------------------------------------------------------------------------
                   Bookkeeping Fees/Accounting Services                           6351       $  6,600
                   --------------------------------------------------------------------------------------------------
                   Bad Debts                                                      6370       $  1,030
                   --------------------------------------------------------------------------------------------------
                   Miscellaneous Administrative Expenses                          6390       $  1,842
                   --------------------------------------------------------------------------------------------------
                     TOTAL ADMINISTRATIVE EXPENSES                               6263T                    $  66,231
---------------------------------------------------------------------------------------------------------------------
                   Fuel Oil/Coal                                                  6420       $
                   --------------------------------------------------------------------------------------------------
                   Electricity                                                    6450       $  6,820
    UTILITIES      --------------------------------------------------------------------------------------------------
     EXPENSE       Water                                                          6451       $  1,152
       6400        --------------------------------------------------------------------------------------------------
                   Gas                                                            6452       $
                   --------------------------------------------------------------------------------------------------
                   Sewer                                                          6453       $  2,703
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
                     TOTAL UTILITIES EXPENSE                                     6400T                    $  10,675
---------------------------------------------------------------------------------------------------------------------
                                   TOTAL EXPENSES (CARRY FORWARD TO PAGE 2)                               $  76,906
---------------------------------------------------------------------------------------------------------------------

                                                      Page 1 of 2


---------------------------------------------------------------------------------------------------------------------
See the accompanying report letter and notes to financial statements.                                          Page 4


Project Name:  Coleman Manor Associates Limited Partnership
---------------------------------------------------------------------------------------------------------------------
                                                                                BALANCE CARRIED FORWARD   $   76,906
---------------------------------------------------------------------------------------------------------------------
                   Payroll                                                        6510       $ 33,596
                   --------------------------------------------------------------------------------------------------
                   Supplies                                                       6515       $ 10,748
                   --------------------------------------------------------------------------------------------------
                   Contracts                                                      6520       $ 13,316
                   --------------------------------------------------------------------------------------------------
                   Operating and Maintenance Rent Free Unit                       6521       $
                   --------------------------------------------------------------------------------------------------
                   Garbage and Trash Removal                                      6525       $  1,650
    OPERATING      --------------------------------------------------------------------------------------------------
   MAINTENANCE     Security Payroll/Contract                                      6530       $
     EXPENSES      --------------------------------------------------------------------------------------------------
       6500        Security Rent Free Unit                                        6531       $
                   --------------------------------------------------------------------------------------------------
                   Heating/Cooling Repairs and Maintenance                        6546       $  3,640
                   --------------------------------------------------------------------------------------------------
                   Snow Removal                                                   6548       $
                   --------------------------------------------------------------------------------------------------
                   Vehicle and Maintenance Equipment Operation and Repairs        6570       $
                   --------------------------------------------------------------------------------------------------
                   Miscellaneous Operating and Maintenance Expenses               6590       $  2,471
                   --------------------------------------------------------------------------------------------------
                     TOTAL OPERATING AND MAINTENANCE EXPENSES                    6500T                    $  65,421
---------------------------------------------------------------------------------------------------------------------
                   Real Estate Taxes                                              6710       $ 36,535
                   --------------------------------------------------------------------------------------------------
                   Payroll Taxes (Project's Share)                                6711       $  3,972
                   --------------------------------------------------------------------------------------------------
                   Property and Liability Insurance (Hazard)                      6720       $  4,271
      TAXES        --------------------------------------------------------------------------------------------------
       AND         Fidelity Bond Insurance                                        6721       $
    INSURANCE      --------------------------------------------------------------------------------------------------
      6700         Workmen's Compensation                                         6722       $  1,529
                   --------------------------------------------------------------------------------------------------
                   Health Insurance and Other Employee Benefits                   6723       $  4,050
                   --------------------------------------------------------------------------------------------------
                   Miscellaneous Taxes, Licenses, Permits and Insurance           6790       $  1,332
                   --------------------------------------------------------------------------------------------------
                     TOTAL TAXES AND INSURANCE                                   6700T                    $  51,689
---------------------------------------------------------------------------------------------------------------------
                   Interest on Mortgage Payable                                   6820       $142,975
                   --------------------------------------------------------------------------------------------------
                   Interest on Notes Payable (LongTerm)                           6830       $  7,140
    FINANCIAL      --------------------------------------------------------------------------------------------------
     EXPENSES      Interest on Notes Payable (ShortTerm)                          6840       $
       6800        --------------------------------------------------------------------------------------------------
                   Mortgage Insurance Premium/Service Charge                      6850       $  7,186
                   --------------------------------------------------------------------------------------------------
                   Miscellaneous Financial Expenses                               6890       $
                   --------------------------------------------------------------------------------------------------
                     TOTAL FINANCIAL EXPENSES                                    6800T                    $ 157,301
---------------------------------------------------------------------------------------------------------------------
       6900        Nursing Homes/ Assisted Living/ Board and Care/
                     Other Elderly Care Expenses                                  6900                    $
---------------------------------------------------------------------------------------------------------------------
                     TOTAL COST OF OPERATIONS BEFORE
                       DEPRECIATION AND AMORTIZATION                             6000T                    $ 351,317
                   --------------------------------------------------------------------------------------------------
                     PROFIT (LOSS) BEFORE DEPRECIATION AND AMORTIZATION          5060T                    $  18,827
                   --------------------------------------------------------------------------------------------------
                   Depreciation Expense                                           6600       $135,879
                   --------------------------------------------------------------------------------------------------
                   Amortization Expense                                           6610       $  6,580
                   --------------------------------------------------------------------------------------------------
                     TOTAL DEPRECIATION AND AMORTIZATION                                                  $ 142,459
                   --------------------------------------------------------------------------------------------------
                     OPERATING PROFIT OR (LOSS)                                  5060N                    $(123,632)
---------------------------------------------------------------------------------------------------------------------
                   Officer's Salaries                                             7110       $
                   --------------------------------------------------------------------------------------------------
                   Legal Expenses                                                 7120       $
                   --------------------------------------------------------------------------------------------------
                   Federal, State, and Other Income Taxes                         7130       $
                   --------------------------------------------------------------------------------------------------
   CORPORATE OR    Interest Income                                                7140       $
    MORTGAGOR      --------------------------------------------------------------------------------------------------
      ENTITY       Interest on Notes Payable                                      7141       $
     EXPENSES      --------------------------------------------------------------------------------------------------
       7100        Interest on Mortgage Payable                                   7142       $
                   --------------------------------------------------------------------------------------------------
                   Other Expenses - Asset and supervisory management fee          7190       $ 19,800
                   --------------------------------------------------------------------------------------------------
                     NET ENTITY EXPENSES                                         7100T                    $  19,800
                   --------------------------------------------------------------------------------------------------
                     PROFIT OR LOSS (NET INCOME OR LOSS)                          3250                    $(143,432)
---------------------------------------------------------------------------------------------------------------------
MISCELLANEOUS OR OTHER INCOME AND EXPENSE SUB-ACCOUNT GROUPS.  If miscellaneous or other income and/or expense sub-accounts (5190, 5290, 5490, 5990, 6390, 6590, 6790, 6890 and 7190) exceed the Account Groupings by 10% or more, attach a separate schedule describing or explaining the miscellaneous income or expense.
---------------------------------------------------------------------------------------------------------------------
PART II
---------------------------------------------------------------------------------------------------------------------
 1.  Total mortgage principal payments required during the audit year (12 monthly payments).
     This applies to all direct loans and HUD-held and fully insured mortgages.
     Any HUD approved second mortgages should be included in the figures.
     (Account S1000-010)                                                                                  $   7,016
---------------------------------------------------------------------------------------------------------------------
 2.  Total of 12 monthly deposits in the audit year into the Replacement Reserve account, as required by the Regulatory Agreement even if payments may be temporarily
     suspended or reduced. (Account S1000-020)                                                            $   5,910
---------------------------------------------------------------------------------------------------------------------
 3.  Replacement Reserves or Residual Receipts and Releases which are included as expense
     items on this Profit and Loss Statement.  (Account S1000-030)                                        $
---------------------------------------------------------------------------------------------------------------------
 4.  Project Improvement Reserve Releases under the Flexible Subsidy Program that
     are included as expense items on this Profit and Loss Statement.  (Account S1000-040)                $
---------------------------------------------------------------------------------------------------------------------

                                                      Page 2 of 2


---------------------------------------------------------------------------------------------------------------------
See the accompanying report letter and notes to financial statements.                                          Page 5

                 COLEMAN MANOR ASSOCIATES LIMITED PARTNERSHIP
                          HUD PROJECT NO. 052-35464
------------------------------------------------------------------------------
                        STATEMENT OF PARTNERS' EQUITY
                     FOR THE YEAR ENDED DECEMBER 31, 1998













S1100-010   BEGINNING OF YEAR                                    $ 256,197

3250        NET INCOME/LOSS                                       (143,432)
                                                                ------------

3130        END OF YEAR                                          $ 112,765
                                                                ============


------------------------------------------------------------------------------
See the accompanying report letter and notes to financial statements.   Page 6

                          COLEMAN MANOR ASSOCIATES LIMITED PARTNERSHIP
                                   HUD PROJECT NO. 052-35464
------------------------------------------------------------------------------------------------
                                    STATEMENT OF CASH FLOWS
                                          PAGE 1 OF 2
                              FOR THE YEAR ENDED DECEMBER 31, 1998



                                                                         ACCOUNT       AMOUNT
                                                                      -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Receipts:
S1200-010    Rental receipts                                                          $ 369,257
S1200-020    Interest receipts                                                            1,391
S1200-030    Other operating receipts                                                       266
                                                                                      ----------
S1200-040      Total Receipts                                                           370,914
                                                                                      ----------

       Disbursements:
S1200-050    Administrative                                                             (43,626)
S1200-070    Management fee                                                             (20,229)
S1200-090    Utilities                                                                  (10,675)
S1200-100    Salaries and wages                                                         (32,939)
S1200-110    Operating and maintenance                                                  (31,825)
S1200-120    Real estate taxes                                                          (36,444)
S1200-140    Property insurance                                                         (11,796)
S1200-150    Miscellaneous taxes and insurance                                           (3,972)
S1200-160    Tenant security deposits                                                       273
S1200-180    Interest on mortgages                                                     (150,579)
S1200-210    Mortgage insurance premium (MIP)                                            (7,186)
                                                                                      ----------
S1200-230      Total Disbursements                                                     (348,998)
                                                                                      ----------
S1200-240    NET CASH PROVIDED BY OPERATING ACTIVITIES                                   21,916
                                                                                      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
S1200-245    Net withdrawal from the mortgage escrow account                                921
S1200-250    Net deposits to the reserve for replacement account                         (6,590)
                                                                                      ----------
S1200-350    NET CASH USED IN INVESTING ACTIVITIES                                       (5,669)
                                                                                      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
S1200-360    Mortgage principal payments                                                 (8,372)
S1200-455    Entity/Construction financing activities:
  S1200-456    Management fees paid                                      S1200-457       (3,000)
                                                                                      ----------
S1200-460    NET CASH USED IN FINANCING ACTIVITIES                                      (11,372)
                                                                                      ----------

S1200-470    NET INCREASE IN CASH                                                         4,875

S1200-480    BEGINNING OF PERIOD CASH                                                    16,154
                                                                                      ----------

S1200T       END OF PERIOD CASH                                                       $  21,029
                                                                                      ==========


------------------------------------------------------------------------------------------------
See the accompanying report letter and notes to financial statements.                     Page 7


                               COLEMAN MANOR ASSOCIATES LIMITED PARTNERSHIP
                                        HUD PROJECT NO. 052-35464
----------------------------------------------------------------------------------------------------------
                                         STATEMENT OF CASH FLOWS
                                               PAGE 2 OF 2
                                   FOR THE YEAR ENDED DECEMBER 31, 1998



                                                                                   ACCOUNT       AMOUNT
                                                                                 -------------------------
RECONCILIATION OF NET LOSS TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES
3250         Net loss                                                                           $(143,432)
               Adjustments to reconcile net loss to net cash
                 provided by operating activities:
6600             Depreciation                                                                     135,879
6610             Amortization                                                                       6,580
                 Change in assets and liabilities:
S1200-490           Increase in tenant accounts receivable                                           (264)
S1200-500           Decrease in accounts receivable - other                                         2,098
S1200-520           Increase in prepaid expenses                                                     (523)
S1200-530           Decrease in cash restricted for tenant security deposits                          202
S1200-540           Increase in accounts payable                                                    2,376
S1200-560           Increase in accrued liabilities                                                   193
S1200-580           Increase in tenant security deposits held in trust                                 71
S1200-590           Decrease in prepaid revenue                                                    (1,064)
S1200-605           Increase in entity/construction liability accounts
  S1200-606         Management fee expense                                        S1200-607        19,800
                                                                                                ----------

S1200-610    NET CASH PROVIDED BY OPERATING ACTIVITIES                                          $  21,916
                                                                                                ==========


----------------------------------------------------------------------------------------------------------
See the accompanying report letter and notes to financial statements.                               Page 8

                 COLEMAN MANOR ASSOCIATES LIMITED PARTNERSHIP
                          HUD PROJECT NO. 052-35464
------------------------------------------------------------------------------
                        NOTES TO FINANCIAL STATEMENTS
                              DECEMBER 31, 1998





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

------------------------------------------------------------------------------
See the accompanying report letter.                                     Page 9

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

      SUBORDINATED PURCHASE MONEY MORTGAGE PAYABLE

------------------------------------------------------------------------------
See the accompanying report letter.                                    Page 10

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

      The scheduled maturities of the mortgages payable at December 31, 1998 are as follows: (S3100-x1x)

         YEAR                         ACCOUNT                  AMOUNT
         --------------------------------------------------------------
         1999                        S3100-060              $    9,945
         2000                        S3100-070                  10,855
         2001                        S3100-080                  11,860
         2002                        S3100-090                  12,960
         2003                        S3100-100                  14,000
         Thereafter                  S3100-110               2,124,963
         --------------------------------------------------------------

                                                            $2,184,583
         ==============================================================


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

------------------------------------------------------------------------------
See the accompanying report letter.                                    Page 13