Form 10-Q
period 2001-06-30
CENTURY PACIFIC HOUSING FUND I
filed 2001-08-16
CIK 809034

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                         FORM 10-Q

Quarter Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

           For the Quarter ended June 30, 2001

              Commission file number   33-11194

               CENTURY PACIFIC HOUSING FUND-I
(Exact name of registrant as specified in its charter)

California                            95-3938971
(state of other jurisdiction of       (I.R.S. Employer
incorporation of organization)        Identification Number)

1925 Century Park East, Suite 1900    90067
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

Yes [x}        No[ ]

                CENTURY PACIFIC HOUSING FUND I




                    TABLE OF CONTENTS

                                                     Page

PART I     FINANCIAL INFORMATION

   Item 1  FINANCIAL STATEMENTS AND
           SUPPLEMENTARY DATA . . . . . . . . . . . . 3

PART II   OTHER INFORMATION . . . . . .(Not Applicable)


            CENTURY PACIFIC HOUSING FUND-I

                   BALANCE SHEET
                    (Unaudited)

                                            June 30,      March 31,
                                              2001           2001
                                          __________     __________
                       ASSETS

Cash                                          $1,372         $4,685
Receivable from Related Parties (Note 3)       4,934          4,934
Investments in Limited Partnerships
   (Note 4)                                        0              0
                                          __________     __________
                                              $6,306         $9,619
                                          __________     __________


         LIABILITIES AND PARTNERS' EQUITY

Accounts Payable and Accrued Expenses          4,318          7,618
Advance From Affiliate                        62,455         62,455
Amounts Payable to Related Parties
   (Note 3)                                1,021,337      1,006,337
                                          __________     __________
                                           1,088,110      1,076,410
                                          __________     __________

Commitments and Contingencies

Partners' Equity, per accompanying
   statement
   General Partners                         (400,358)      (400,058)
   Limited Partners                         (681,446)      (666,733)
                                          __________     __________
                                          (1,081,804)    (1,066,791)
                                          __________     __________
                                               6,306          9,619
                                          __________     __________


The accompanying notes are an integral part of this statement.


              CENTURY PACIFIC HOUSING FUND-I

                   STATEMENT OF INCOME
                       (Unaudited)

                                        Three Months Ended
                                              June 30,
                                         2001        2000
                                       ________    ________
Revenues:

   Interest Income                           $0          $0
   Other Income                               0           0
                                        _______     _______
                                              0           0
                                        _______     _______

Expenses:

   General and Administrative (Note 3)    15,013      15,155
   Equity in Net Losses of Operating
      Partnership (Note 4)                    0      15,633
                                        _______     _______
                                         15,013      30,788
                                        _______     _______

Net Income (Loss)                       (15,013)    (30,788)
                                        _______     _______


The accompanying notes are an integral part of this statement.



                        CENTURY PACIFIC HOUSING FUND-I

                      STATEMENT OF PARTNERS' EQUITY
                               June 30, 2001
                                (Unaudited)
                                       Original
                         General      Limited      Limited
                        Partners      Partners     Partners        Total
                       _________      ________    _________     ___________

Balance at March 31,
   2001                ($400,058)         $0      ($666,733)    ($1,066,791)

Net Income (Loss)           (300)          0        (14,713)        (15,013)
                       _________        ____      _________     ___________

Equity (Deficit) at
   Jun. 30, 2001       ($400,358)         $0      ($681,446)    ($1,081,804)
                       _________        ____      _________     ___________

Percentage Interest
   Jun 30, 2001                1%          1%            98%            100%
                       _________        ____      _________     ___________


The accompanying notes are an integral part of this statement.




               CENTURY PACIFIC HOUSING FUND-I

                  STATEMENT OF CASH FLOWS
                       (Unaudited)
                                              Three Months Ended
                                                   June 30,
                                               2001        2000
                                            ________     ________
Cash Flow From Financing Activities:

Increase (Decrease) in Amounts Payable
   to Related Parties                        $15,000      $18,768
Increase in Amounts Receivable From
   Related Parties                                 0            0
                                            ________     ________
   Net Cash Provided by Financing
      Activities                             $15,000      $18,768
                                            ________     ________


Cash Flow From Investing Activities:

Net Investments in Limited Partnerships           $0           $0
                                            ________     ________

   Net Cash Used in Investing Activities          $0           $0
                                            ________     ________

Cash Flow From Operating Activities:

Interest Received                                 $0           $0
Transfer Fees Received                             0            0
General and Administrative Expenses          (15,013)     (15,155)
Reduction in Accounts Payable                 (3,300)      (3,768)
                                            ________     ________

   Net Cash Provided By (Used in)
      Operating Activities                  ($18,313)    ($18,923)
                                            ________     ________

Net Increase (Decrease) in Cash and
   Cash Equivalents                          ($3,313)       ($155)

Cash and Cash Equivalents at Beginning
   of Period                                   4,685        5,889
                                            ________     ________

Cash and Cash Equivalents at End of
   Period                                     $1,372       $5,734
                                            ________     ________

The accompanying notes are an integral part of this statement.


                  CENTURY PACIFIC HOUSING FUND-I
                 a California Limited Partnership

                   NOTES TO FINANCIAL STATEMENTS
                For the Quarter Ended June 30, 2001


NOTE 1 -  DESCRIPTION OF THE PARTNERSHIP AND ITS ORGANIZATION:

Century Pacific Housing Fund I, a California limited partnership (the "Partnership" or "CPHF-I") was formed on October 6, 1986 for the purpose of raising capital by offering and selling limited partnership interests and then acquiring limited partnership interests in partnerships (the "Operating Partnerships") which acquire and operate existing residential apartment rental properties (the "Properties").

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

The Properties qualify for the "Low-Income Housing Tax Credit" established by Section 42 of the Tax Reform Act of 1986 (the "Low-Income Housing Tax Credit") and one Property qualifies for Historic Rehabilitation Tax Credits (collectively the "Tax Credits"). These Properties are leveraged low-income multifamily residential complexes and some receive one or more forms of assistance from federal, state or local governments, or agencies (the "Government Agencies") while others do not receive any subsidy from Government Agencies although some may have mortgage loans insured by a Government Agency.

In July 1987, the Partnership began raising capital from sales of limited partnership interests at $1,000 per interest ("unit").
The limited partnership offering closed in April 1988, with 22,315 units having been sold.

The Partnership acquired limited partnership interest ranging from 90% to 97% in 21 Operating Partnerships, which have invested in rental property.

Basis of Presentation

The accompanying unaudited financial statements of Century Pacific Housing Fund I (the "Company") as of June 30, 2001 and March 31, 2001(the March 31, 2001 financial information included herein has been extracted from the Company's audited financial statements on Form 10-K) and for the three months ended
June 30, 2001 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X under the Securities Exchange
Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial statements have been made.

The statements of operations for the three months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the financial statements and related notes thereto included on form 10-K for the year ended March 31, 2001.


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The following are the Partnership's significant accounting policies:

Method of Accounting for Investments in Operating Partnerships:

The Partnership uses the equity method to account for its investment in the Operating Partnerships in which it has invested (Note 4).

Under the equity method of accounting, the investment is carried at cost and adjusted for the Partnership's share of the Operating Partnerships' results of operations and by cash distributions received. Equity in the loss of each Operating Partnership allocated to the Partnership is not recognized to the extent that the investment balance would become negative.


Basis of Accounting:

The Partnership maintains its financial records on the tax basis.
Memorandum entries, while not recorded in the records of the Partnership, have been made in the financial statements to reflect generally accepted accounting principles.

On August 7, 1991, management of the Partnership changed from a calendar year end to a fiscal year end of March 31 for financial reporting purposes. Accordingly, the Partnership's quarterly periods end June 30, September 30, and December 31. The Operating Partnerships, for financial reporting purposes, have a calendar year. The Partnership, as well as the Operating Partnerships, have a calendar year for income tax purposes.

Syndication Costs:

Public offering costs have been recorded as a direct reduction to the capital accounts of the Limited Partners.

Organization, Acquisition and Other Costs:

Costs incurred in organizing the Partnership and expenditures made by the Partnership in connection with its acquiring limited partnership interests in Operating Partnerships are deferred and amortized over a period of sixty months on a straight-line basis. Costs paid by the Partnership for organization of the Operating Partnerships as well as direct costs of acquiring Properties, including acquisition fees and reimbursable acquisition expenses paid to the General Partners, have been capitalized as investments in Operating Partnerships. Other fees and expenses of the Partnership are recognized as expenses in the period the related services are received.

Income Taxes:

No provision has been made for income taxes in the accompanying financial statements since such taxes and/or the recapture of the Tax Credit benefits received, if any, are the liability of the individual partners. The Partnership uses the accrual method of accounting for tax purposes.


NOTE 3 -  TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES
          OF THE GENERAL PARTNERS:

The General Partners of the Partnership are CPCC and Irwin Jay Deutch. The original limited partner of the Partnership is Westwood Associates whose partners are Irwin Jay Deutch and key employees of CPCC. Century Pacific Placement Corporation ("CPPC"), an affiliate of the General Partners, served as the broker-dealer-manager for sales of limited partnership interests in the Partnership. Century Pacific Realty Corporation ("CPRC"), an affiliate of CPCC, is a general partner in each of the Operating Partnerships.

The General Partners have an aggregate one percent interest in the Partnership, as does the original limited partner. CPRC has a one percent interest in each of the Operating Partnerships, except for one Operating Partnership in which it has a one-half percent interest.

The General Partners and Affiliates receive compensation and reimbursement of expenses from the Partnership, as set forth in the limited partnership agreement, for their services in managing the Partnership and its business. The General Partners and Affiliates also receive compensation and reimbursement of expenses from the Operating Partnerships. This compensation and reimbursement includes services provided to the Partnership during its offering stage, acquisition stage, operational stage, and termination or refinancing stage.

NOTE 4 -  INVESTMENTS IN OPERATING PARTNERSHIPS:

The following is a summary of the Partnership's investments in Operating Partnerships:

                                      Three Months Ended      Year Ended
                                         Jun. 30, 2001      March 31,2001
                                      ________________     ______________
Cash Contributions to Operating
Partnerships to fund purchase of
beneficial interest in Properties        $15,497,467        $15,497,467

Cash Contributions to Operating
Partnerships to fund operations                6,150              6,150

Cash Distribution from Operating
Partnerships                                  (6,326)            (6,326)

Acquisition and Organization Cost          3,342,778          3,342,778

Equity in net losses of Operating
Partnerships                             (18,840,069)       (18,840,069)
                                         ____________       ___________
                                         $         0                  0
                                         ============       ===========

The names and locations of the Properties in which the Operating
Partnerships hold beneficial interests are as follows:

        Name of
Operating Partnership  Property Name           Location

Century Pacific
Housing Partnership
-I(CPHP-I)             Charter House           Dothan, Alabama
CPHP-II                Sunset Park             Denver, Colorado
CPHP-III               Highland Park           Topeka, Kansas
CPHP-IV                Forest Glen Estates     Kansas City, Kansas
CPHP-V                 Jaycee Towers           Dayton, Ohio
CPHP-VI                Green Meadows           Danville, Illinois
CPHP-VII               Gulfway Terrace         New Orleans, Louisiana
CPHP-VIII              Sunset Townhouses       Newton, Kansas
CPHP-IX                Wind Ridge              Wichita, Kansas
CPHP-X                 Bergen Circle           Springfield, MA.
CPHP-XI                Continental Terrace     Fort Worth, Texas
CPHP-XII               Yale Village            Houston, Texas
CPHP-XIII              Atlantis                Virginia Beach, VA.
CPHP-XIV               Kings Row               Houston, Texas
CPHPXV                 Castle Gardens          Lubbock, Texas
CPHP-XVI               Rockwell Villas         Oklahoma City, OK.
CPHP-XVII              London Square Village   Oklahoma City, OK.
CPHP-XVIII             Ascension Towers        Memphis, Tennessee
CPHP-XIX               Coleman Manor           Baltimore, Maryland
CPHP-XX                Holiday Heights         Fort Worth, Texas
CPHP-XXII              Harriet Tubman Terrace  Berkeley, California

The following combined statements of operations is prepared on the accrual basis and summarizes the operations of the Operating
Partnerships for the three months ended June 30, 2001 and June 30,2000.



                                     Three Months Ended
                                           June 30,
                                   2001            2000
                               ___________      __________
Revenues:
  Rental Income                 4,053,465       $4,042,716
  Other                            78,766          155,609
                               ___________      __________
                                4,132,231        4,198,325
                               ___________      __________
Expenses:
  Operating, General & Adm.      3,517,642       3,155,674
  Depreciation                   1,127,037       1,034,993
  Interest                         556,972         412,799
                               ___________      __________
                                 5,201,651       4,603,466
                               ___________      __________
Net Income (Loss)              ($1,069,420)      ($405,141)
                               ===========      ==========



                      CENTURY PACIFIC HOUSING FUND-I
                            PROPERTY SUMMARY
                    For the Quarter Ended June 30, 2001


CHARTER HOUSE APARTMENTS - Dothan, Alabama

Charter House Apartments is a complex of 25 garden-style residential buildings comprised of 100 units and a separate office facility on 14 acres of well-landscaped, rolling terrain.
The unit mix consists of 52 two-bedroom and 48 three-bedroom units.

Occupancy rate was 100% at June 30, 2001. Cash flow from operations was adequate to cover operating costs, debt service, and reserve accounts while maintaining levels for contingencies. Property rents were last increased in July 1993, and current annual gross potential rental revenue is approximately $251,500.


SUNSET PARK APARTMENTS - Denver, Colorado

Sunset Park Apartments is a contemporary 13-story elevator building of steel and masonry construction. The 242 units in the building consist of 3 two-bedroom units, 155 one-bedroom, and 84 efficiency units.

Occupancy rate averaged 94% during the quarter. Cash flow from operations was adequate to cover operating costs, debt service and reserve accounts. Property rents were last increased in May and June, 1994, and the current annual gross potential rental revenue is approximately $1,136,000.


HIGHLAND PARK APARTMENTS - Topeka, Kansas

Highland Park Apartments is a 200-unit townhouse complex of 30 residential buildings situated on 15 acres. The two-story, modern townhouse buildings of wood frame and brick consist of 20 one-bedroom, 140 two-bedroom and 40 three-bedroom apartments.

The property's occupancy rate averaged 96% for the quarter. Cash flow from operations was sufficient to cover operating costs, debt service and reserve accounts. A 7% property rent increase took effect in May 1995, bringing the annual gross potential revenue to approximately $709,400.


FOREST GLEN ESTATES - Kansas City, Kansas

Forest Glen Estates is a 160-unit complex of 26 residential buildings situated on 17 acres. The property is comprised of one, two and three bedroom units with 140 two and three bedrooms in a multi-level townhouse style consisting of ground floor living and dining areas, upstairs bedrooms, and a basement.

Occupancy averaged 96% during the quarter. Cash flow from operations was barely adequate to meet operating costs, debt service, and reserve accounts. Property rents were last increased
5% in December 1997 and current annual gross potential rental revenue is approximately $759,840.


JAYCEE TOWERS - Dayton, Ohio

Jaycee Towers is a 204-unit high-rise apartment building designated for the elderly and/or handicapped. There are 2 elevators to accommodate the twelve floors.

Occupancy during the quarter averaged 95%. Cash flow was ample to satisfy operating costs, debt service and reserve accounts. Property rents were increased in July 1995 bringing the annual gross potential rental revenue to approximately $781,000.


GREEN MEADOWS APARTMENTS - Danville, Illinois

Green Meadows is a 150-unit garden complex consisting of 40 one-bedroom, 78 two-bedroom and 32 three-bedroom apartments.
The units are arranged in 10 two-story buildings on 12 acres of land.

The property's occupancy rate averaged 72% for the quarter. Cash flow was adequate to cover operating expenses and debt service. Property rents were increased on August 1, 2000, bringing the current annual gross potential rental revenue to approximately $923,448.

GULFWAY TERRACE APARTMENTS - New Orleans, Louisiana

Gulfway Terrace is an attractive 205-unit complex of 30 two-story apartment buildings and one single-story management office building on approximately 9 acres. The one-bedroom units are flats while the two and three-bedroom units are designed as townhouses.

Occupancy was 97% at quarter's end. Cash flow was adequate to cover debt service and operating expenses. A 22% property rent increase took effect in January 1995, bringing the current annual gross potential rental revenue to approximately $982,000.

SUNSET TOWNHOUSES - Newton, Kansas

Sunset Townhouse Apartments is a garden style complex of 10
rectangular buildings designed as two-story townhouses on 6.4 acres of land. There are 50 units in the complex made up of 32 two-bedrooms and 18 three-bedroom units.

Occupancy rate averaged 61% for the quarter. Cash flow was barely adequate to cover operating costs, debt service and reserves.
Property rents were last increased in April 1996, and annual gross potential rental revenue is approximately $211,800.


WIND RIDGE APARTMENTS (Aka Meridian Village) - Wichita, Kansas

Wind Ridge Apartments is a 136-unit townhouse complex consisting of 35 two-story buildings situated on a 10-acre site. Constructed in 1969, the complex consists of 12 one-bedroom flats and 48 two-bedroom, 60 three-bedroom and 16 four-bedroom townhouse units.

Occupancy averaged 77% during the quarter. Cash flow was barely adequate to cover operating expenses and debt service. Property rents were last increased 13% in September 1997 and annual gross potential rental revenue is approximately $1,501,104.


BERGEN CIRCLE - Springfield, Massachusetts

Bergen Circle is a modern complex of 201 residential units consisting of 41 three and four-bedroom townhouses, 2 seven-story towers with 160 one and two-bedroom units and a free standing one-story masonry building for commercial tenants.

The property averaged a 96% occupancy rate. Cash flow from operations was adequate to meet operating costs, debt service, and reserve accounts. Property rents for the Section 8 covered units were last increased in November 1994, and current annual gross potential rental revenue is approximately $1,647,700.

CONTINENTAL TERRACE - Fort Worth, Texas

Constructed in 1971, this garden-style complex consists of 200 units arranged in 34 two-story buildings on over 12 acres of land. It has 48 one-bedroom flats with 88 two-bedroom, 56 three-bedroom and 8 four-bedroom townhouse units.

Occupancy averaged 91% and cash flow was barely adequate to meet operating costs, debt service, reserve accounts and contingencies. A 1.5% property rent increase took effect in April 1995, raising the current annual gross potential rental revenue to $906,000.


YALE VILLAGE - Houston, Texas

Constructed in 1970, this garden-style complex consists of 250 units in 35 two-story buildings situated on 12.7 acres of land.
There are 38 one-bedroom, 88 two-bedroom, 88 three-bedroom, 28 four-bedroom and 8 five-bedroom townhouse apartments.

The property averaged an 99% occupancy rate and cash flow was barely adequate to cover operating costs, debt service and reserve accounts, and contingencies. Property rents were last increased 34% in March 1996 and annual gross potential rental revenue is approximately $1,707,600.


ATLANTIS APARTMENTS - Virginia Beach, Virginia

Constructed in 1970, this 208-unit complex is made up of 19
two-story buildings on over 14 acres of land. There are 20 one-bedroom, 96 two-bedroom and 92 three-bedroom apartments.

The property's occupancy rate was 99% during the quarter. Cash flow was barely adequate to cover operating costs, debt service and reserve accounts. Property rents were last increased in January 1998, and the current annual gross potential rental revenue is approximately $1,436,000.


KINGS ROW - Houston, Texas

Constructed in 1968, this garden-style apartment complex consists of 180 units arranged in 18 two-story buildings on approximately
10 acres of land. The complex includes 20 one-bedroom, 54 two-bedroom, 82 three-bedroom and 24 four-bedroom apartments.

The property had a 94% occupancy rate for the quarter and cash flow was ample to satisfy debt service, operating costs, and reserve accounts. Property rents were last increased 8% in January 1995. Annual gross potential rental revenue is approximately $950,800.

CASTLE GARDENS - Lubbock, Texas

Constructed in 1971, this garden-style complex consists of 152 apartments arranged in 14 two-story rectangular buildings.
It has 16 one-bedroom, 104 two-bedroom and 32 three-bedroom units.

Occupancy rate was 86% during the quarter. Cash flow from operations was barely adequate to cover operating costs, debt service, reserve accounts and other contingencies. Property rents were increased in December 1994, and annual gross potential revenue is approximately $717,900.


ROCKWELL VILLAS - Oklahoma City, Oklahoma

This garden-style complex consists of 60 units arranged in 5 buildings on approximately 4 acres of land. Constructed in 1970, the buildings include 24 one-bedroom, 24 two-bedroom, and 12 three-bedroom apartments.

Occupancy rate averaged 89% during the quarter. Cash flow was barely adequate to cover operating costs, debt service, and reserve accounts for contingencies. Property rents were last increased in November 1997, and annual gross potential rental revenue is approximately $306,700.


LONDON SQUARE - Oklahoma City, Oklahoma

Constructed in 1970, this garden-style complex is made up of 18 rectangular two-story buildings, situated on over 12 acres of land. There are a total of 200 units consisting of 24 one-bedroom, 96 two-bedroom and 80 three-bedroom apartments.

The property's occupancy rate averaged 87% for the quarter. Cash flow was barely adequate to cover operating costs, debt service and reserve accounts. Property rents were last increased in November 1997, and annual gross potential rental revenue is approximately $1,057,600.


ASCENSION TOWERS - Memphis, Tennessee

Constructed in 1975, the property is a 13-story high-rise apartment building designated for the elderly and/or handicapped.
Situated on almost 2 acres of land, the building contains 195 one-bedroom units and an office on the ground floor.

The property boasts a 90% occupancy for several quarters in a row. Cash flow was adequate to cover operating costs, debt service and reserve accounts. Property rents were last increased
8% in January 1997. Annual gross potential rental revenue is approximately $792,900.

COLEMAN MANOR - Baltimore, Maryland

This historic property, originally built in 1903, was reconstructed in 1988. This four-story building designated for the elderly and/or handicapped, consists of 47 one-bedroom units and 3 reserved guest/managerial units.

Occupancy was 97% during the quarter. Cash flow was adequate to cover operating costs, debt service and reserve accounts. Property rents were last increased in December 1997, and annual gross potential rental revenue is approximately $365,100.


HOLIDAY HEIGHTS - Fort Worth, Texas

Constructed in 1972, the garden-style complex consists of 100 units, arranged in 20 two-story buildings, situated on over 9 acres of land. There are 40 one-bedroom, 44 two-bedroom and 16 three-bedroom apartments.

The property had a 98% occupancy rate. Cash flow was adequate to cover operating costs, debt service, and reserve accounts. Annual gross potential rental revenue is approximately $528,700.


HARRIET TUBMAN - Berkeley, California

This property is a mid-rise apartment building with 91 units for the elderly and/or handicapped. Constructed in 1975, the six-story structure is made up of 1 two-bedroom, 42 one-bedroom and 48 studio apartments.

Occupancy was 98% for the quarter and cash flow was adequate to satisfy debt service, operating costs, and reserve accounts. Property rents were increased in June 1996, and the current annual gross potential rental revenue is approximately $543,780.



                             *   *   *

                              SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         CENTURY PACIFIC HOUSING FUND-I
                         a California limited partnership

                         By:  Century Pacific Capital Corporation,
                              a California Corporation
                              General Partner



                                    /s/ Irwin J. Deutch
                               By:  ______________________________
                                    Irwin J. Deutch
                                    President