Form 10-Q
period 2001-09-30
CENTURY PACIFIC HOUSING FUND I
filed 2001-11-21
CIK 809034

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

Quarter Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

            For the Quarter ended September 30, 2001

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

                 CENTURY PACIFIC HOUSING FUND-I




                       TABLE OF CONTENTS

                                                               Page

PART I     FINANCIAL INFORMATION

   Item 1  FINANCIAL STATEMENTS AND
           SUPPLEMENTARY DATA . . . . . . . . . . . . . . . . .  3

PART II    OTHER INFORMATION . . . . . . . . . . . (Not Applicable)

                 CENTURY PACIFIC HOUSING FUND-I

                         BALANCE SHEET
                          (Unaudited)

                                             Sept. 30,    March 31,
                                               2001         2001
                                             _________    _________

                       ASSETS

Cash                                              $263       $4,685
Receivable from Related Parties(Note 3)          4,934        4,934
Investments in Limited Partnerships
   (Note 4)                                          0            0
                                             _________    _________
                                                $5,197       $9,619
                                             _________    _________


         LIABILITIES AND PARTNERS' EQUITY

Accounts Payable and Accrued Expenses            3,318        7,618
Advance From Affiliate                          62,455       62,455
Amounts Payable to Related Parties
   (Note 3)                                  1,036,337    1,006,337
                                             _________    _________
                                             1,102,110    1,076,410
                                             _________    _________

Commitments and Contingencies

Partners' Equity, per accompanying
   statement
   General Partners                           (400,660)    (400,058)
   Limited Partners                           (696,253)    (666,733)
                                             _________    _________
                                            (1,096,913)  (1,066,791)
                                             _________    _________
                                                 5,197        9,619
                                             _________    _________


The accompanying notes are an integral part of this statement.

                         CENTURY PACIFIC HOUSING FUND-I

                               STATEMENT OF INCOME
                                   (Unaudited)

                                           Three Months Ended     Six Months Ended
                                              September 30,         September 30,
                                             2001       2000       2001       2000
                                            ______     ______     ______     ______
Revenues:

   Interest Income                              $0         $0          0          0
   Other Income                                  0        300          0        300
                                            ______     ______     ______     ______
                                                 0        300          0        300
                                            ______     ______     ______     ______

Expenses:

   General and Administrative(Note 3)       15,109     16,645     30,122     31,800
   Equity in Net Losses of Operating
      Partnership (Note 4)                       0          0          0     15,633
                                            ______     ______     ______     ______
                                            15,109     16,645     30,122     47,433
                                            ______     ______     ______     ______

Net Income (Loss)                          (15,109)   (16,345)   (30,122)   (47,133)
                                            ______     ______     ______     ______


The accompanying notes are an integral part of this statement.

                   CENTURY PACIFIC HOUSING FUND-I

                   STATEMENT OF PARTNERS' EQUITY
                         September 30, 2001
                            (Unaudited)

                                    Original
                          General   Limited    Limited
                         Partners   Partners   Partners      Total
                         ________   ________   ________    __________
Balance at March 31,
   2001                 ($400,058)      $0    ($666,733)  ($1,066,791)

Net Income (Loss)            (602)       0      (29,520)      (30,122)
                         ________     ____     ________    __________

Equity (Deficit) at
  Sept. 30, 2001        ($400,660)      $0    ($696,253)  ($1,096,913)
                         ________     ____     ________    __________

Percentage Interest
  Sept. 30, 2001                1%       1%          98%          100%
                         ________     ____     ________    __________


The accompanying notes are an integral part of this statement.

                         CENTURY PACIFIC HOUSING FUND-I

                            STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                           Three Months Ended     Six Months Ended
                                              September 30,         September 30,
                                             2001       2000       2001       2000
                                           _______    _______    _______    _______
Cash Flow From Financing Activities:

Increase (Decrease) in Amounts Payable
   to Related Parties                      $15,000    $15,000    $30,000    $33,768
Increase in Amounts Receivable From
   Related Parties                               0          0          0          0
                                           _______    _______    _______    _______
   Net Cash Provided by Financing
      Activities                           $15,000    $15,000    $30,000    $33,768
                                           _______    _______    _______    _______


Cash Flow From Investing Activities:

Net Investments in Limited Partnerships         $0         $0          0          0
                                           _______    _______    _______    _______

   Net Cash Used in Investing Activities        $0         $0          0          0
                                           _______    _______    _______    _______

Cash Flow From Operating Activities:

Interest Received                               $0         $0         $0         $0
Transfer Fees Received                           0        300          0        300
General and Administrative Expenses        (15,109)   (16,645)   (30,122)   (31,800)
Reduction in Accounts Payable               (1,000)         0     (4,300)    (3,768)
                                           _______    _______    _______    _______

   Net Cash Provided By (Used in)
      Operating Activities                ($16,109)  ($16,345)  ($34,422)  ($35,268)
                                           _______    _______    _______    _______

Net Increase (Decrease) in Cash and
   Cash Equivalents                        ($1,109)   ($1,345)   ($4,422)   ($1,500)

Cash and Cash Equivalents at Beginning
   of Period                                 1,372      5,734      4,685      5,889
                                           _______    _______    _______    _______

Cash and Cash Equivalents at End of
   Period                                     $263     $4,389       $263      4,389
                                           _______    _______    _______    _______

The accompanying notes are an integral part of this statement.

                  CENTURY PACIFIC HOUSING FUND-I
                 a California Limited Partnership

                   NOTES TO FINANCIAL STATEMENTS
              For the Quarter Ended September 30, 2001


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

Basis of Presentation

The accompanying unaudited financial statements of Century Pacific Housing Fund I (the "Company") as of September 30, 2001 and March 31, 2001(the March 31, 2001 financial information included herein has been extracted from the Company's audited financial statements on Form 10-K) and for the three months ended
September 30, 2001 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X under the Securities Exchange
Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial statements have been made.

The statements of operations for the three months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the financial statements and related notes thereto included on form 10-K for the year ended March 31, 2001.


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

NOTE 4 -  INVESTMENTS IN OPERATING PARTNERSHIPS:

The following is a summary of the Partnership's investments in Operating Partnerships:

                                       Six Months Ended     Year Ended
                                        Sept. 30, 2001     March 31,2001
                                       ________________    _____________
Cash Contributions to Operating
Partnerships to fund purchase of
beneficial interest in Properties        $15,497,467        $15,497,467

Cash Contributions to Operating
Partnerships to fund operations                6,150              6,150

Cash Distribution from Operating
Partnerships                                  (6,326)            (6,326)

Acquisition and Organization Cost          3,342,778          3,342,778

Equity in net losses of Operating
Partnerships                             (18,840,069)       (18,840,069)
                                         ___________        ___________
                                         $         0                  0
                                         ===========        ===========

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

The following combined statements of operations is prepared on the accrual basis and summarizes the operations of the Operating Partnerships for the three months ended September 30, 2001 and September 30,2000 and for the six months ended September 30, 2001 and September 30, 2000.


                        Three Months Ended          Six Months Ended
                          September 30,               September 30,
                        2001         2000          2001          2000
                     __________   __________    __________    __________
Revenues:
  Rental Income       4,057,204   $4,022,333    $8,110,669    $8,065,049
  Other                  70,735       73,973       149,501       229,582
                     __________   __________    __________    __________
                      4,127,939    4,096,306     8,260,170     8,294,631
                     __________   __________    __________    __________
Expenses
  Oper., Gen.& Adm.   3,568,241    3,268,263     7,085,883     6,423,937
  Depreciation        1,129,938    1,088,551     2,256,975     2,123,544
  Interest              484,360      698,783     1,041,332     1,111,582
                     __________   __________    __________    __________
                      5,182,539    5,055,597    10,384,190     9,659,063
                     __________   __________    __________    __________
Net Income (Loss)   ($1,054,600)   ($959,291)  ($2,124,020)  ($1,364,432)
                     ==========   ==========    ==========    ==========



                   CENTURY PACIFIC HOUSING FUND-I
                         PROPERTY SUMMARY
              For the Quarter Ended September 30, 2001


CHARTER HOUSE APARTMENTS - Dothan, Alabama

Charter House Apartments is a complex of 25 garden-style residential buildings comprised of 100 units and a separate office facility on 14 acres of well-landscaped, rolling terrain.
The unit mix consists of 52 two-bedroom and 48 three-bedroom units.

Occupancy rate was 100% at September 30, 2001. Cash flow from operations was adequate to cover operating costs, debt service, and reserve accounts while maintaining levels for contingencies. Property rents were last increased in July 1993, and current annual gross potential rental revenue is approximately $251,500.


SUNSET PARK APARTMENTS - Denver, Colorado

Sunset Park Apartments is a contemporary 13-story elevator building of steel and masonry construction. The 242 units in the building consist of 3 two-bedroom units, 155 one-bedroom, and 84 efficiency units.

Occupancy rate averaged 94% during the quarter. Cash flow from operations was adequate to cover operating costs, debt service and reserve accounts. Property rents were last increased in May and June, 2000, and the current annual gross potential rental revenue is approximately $1,163,700.


HIGHLAND PARK APARTMENTS - Topeka, Kansas

Highland Park Apartments is a 200-unit townhouse complex of 30 residential buildings situated on 15 acres. The two-story, modern townhouse buildings of wood frame and brick consist of 20 one-bedroom, 140 two-bedroom and 40 three-bedroom apartments.

The property's occupancy rate averaged 96% for the quarter. Cash flow from operations was sufficient to cover operating costs, debt service and reserve accounts. A property rent increase took effect in September 2001, bringing the annual gross potential revenue to approximately $882,000.


FOREST GLEN ESTATES - Kansas City, Kansas

Forest Glen Estates is a 160-unit complex of 26 residential buildings situated on 17 acres. The property is comprised of one, two and three bedroom units with 140 two and three bedrooms in a multi-level townhouse style consisting of ground floor living and dining areas, upstairs bedrooms, and a basement.

Occupancy averaged 96% during the quarter. Cash flow from operations was barely adequate to meet operating costs, debt service, and reserve accounts. Property rents were last increased in July 2001 and current annual gross potential rental revenue is approximately $945,500.


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

Occupancy was 97% at quarter's end. Cash flow was adequate to cover debt service and operating expenses. A 2% property rent increase took effect in November 2000, bringing the current annual gross potential rental revenue to approximately $1,001,400.

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

Occupancy averaged 77% during the quarter. Cash flow was barely adequate to cover operating expenses and debt service. Property rents were adjusted in October 2000 and annual gross potential rental revenue is approximately $804,576.


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

Occupancy averaged 91% and cash flow was barely adequate to meet operating costs, debt service, reserve accounts and contingencies. A property rent increase took effect in September 2001, raising the current annual gross potential rental revenue to $1,099,000.


YALE VILLAGE - Houston, Texas

Constructed in 1970, this garden-style complex consists of 250 units in 35 two-story buildings situated on 12.7 acres of land.
There are 38 one-bedroom, 88 two-bedroom, 88 three-bedroom, 28 four-bedroom and 8 five-bedroom townhouse apartments.

The property averaged an 99% occupancy rate and cash flow was barely adequate to cover operating costs, debt service and reserve accounts, and contingencies. Property rents were last adjusted in September 2001 and annual gross potential rental revenue is approximately $1,589,700.


ATLANTIS APARTMENTS - Virginia Beach, Virginia

Constructed in 1970, this 208-unit complex is made up of 19
two-story buildings on over 14 acres of land. There are 20 one-bedroom, 96 two-bedroom and 92 three-bedroom apartments.

The property's occupancy rate was 99% during the quarter. Cash flow was barely adequate to cover operating costs, debt service and reserve accounts. Property rents were last adjusted in May 2001, and the current annual gross potential rental revenue is approximately $1,249,100.


KINGS ROW - Houston, Texas

Constructed in 1968, this garden-style apartment complex consists of 180 units arranged in 18 two-story buildings on approximately
10 acres of land. The complex includes 20 one-bedroom, 54 two-bedroom, 82 three-bedroom and 24 four-bedroom apartments.

The property had a 94% occupancy rate for the quarter and cash flow was ample to satisfy debt service, operating costs, and reserve accounts. Property rents were last increased in May 2001. Annual gross potential rental revenue is approximately $1,148,000.

CASTLE GARDENS - Lubbock, Texas

Constructed in 1971, this garden-style complex consists of 152 apartments arranged in 14 two-story rectangular buildings.
It has 16 one-bedroom, 104 two-bedroom and 32 three-bedroom units.

Occupancy rate was 86% during the quarter. Cash flow from operations was barely adequate to cover operating costs, debt service, reserve accounts and other contingencies. Property rents were increased in September 2001, and annual gross potential revenue is approximately $885,300.


ROCKWELL VILLAS - Oklahoma City, Oklahoma

This garden-style complex consists of 60 units arranged in 5 buildings on approximately 4 acres of land. Constructed in 1970, the buildings include 24 one-bedroom, 24 two-bedroom, and 12 three-bedroom apartments.

Occupancy rate averaged 89% during the quarter. Cash flow was barely adequate to cover operating costs, debt service, and reserve accounts for contingencies. Property rents were last adjusted in November 2000, and annual gross potential rental revenue is approximately $277,900.


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

The property had a 98% occupancy rate. Cash flow was adequate to cover operating costs, debt service, and reserve accounts. Annual gross potential rental revenue is approximately $621,000 effective September, 2001.


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