Form 10-Q
period 2001-12-31
CENTURY PACIFIC HOUSING FUND I
filed 2002-06-28
CIK 809034

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Quarter Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

           For the Quarter ended December 31, 2001

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

                         CENTURY PACIFIC HOUSING FUND-I


                                  BALANCE SHEET
                                   (Unaudited)


                                     December 31,      March 31,
                                        2001             2001
                                      --------         --------

                       ASSETS

Cash                                      $615           $4,685
Receivable from Related Parties(Note 3)  4,934            4,934
Investments in Limited Partnerships
   (Note 4)                                  0                0
                                       -------          -------
                                        $5,549           $9,619
                                      --------         --------


         LIABILITIES AND PARTNERS' EQUITY

Accounts Payable and Accrued Expenses    3,318            7,618
Advance From Affiliate                  62,455           62,455
Amounts Payable to Related Parties
   (Note 3)                          1,051,337        1,006,337
                                       -------          -------
                                     1,117,110        1,076,410
                                       -------          -------

Commitments and Contingencies

Partners' Equity, per accompanying
   statement
   General Partners                   (400,953)        (400,058)
   Limited Partners                   (710,608)        (666,733)
                                       -------          -------
                                    (1,111,561)      (1,066,791)
                                       -------          -------
                                         5,549            9,619
                                       -------          -------



The accompanying notes are an integral part of this statement.

                         CENTURY PACIFIC HOUSING FUND-I

                            STATEMENT OF INCOME
                                 (Unaudited)



                                    Three Months Ended  Nine Months Ended
                                       December 31,        December 31,
                                       2001    2000       2001      2000
                                      ------   ------    ------   ------

Revenues:

   Interest Income                        $0       $0        $0       $0
   Other Income                          400      200       400      500
                                      ------   ------    ------   ------
                                         400      200       400      500
                                      ------   ------    ------   ------

Expenses:

   General and Administrative(Note 3) 15,048   15,000    45,170   46,800
   Equity in Net Losses of Operating
      Partnership (Note 4)                 0        0         0   15,633
                                      ------   ------    ------   ------
                                      15,048   15,000    45,170   62,433
                                      ------   ------    ------   ------

Net Income (Loss)                    (14,648) (14,800)  (44,770) (61,933)
                                     -------   ------    ------   ------


The accompanying notes are an integral part of this statement.

                         CENTURY PACIFIC HOUSING FUND-I



                          STATEMENT OF PARTNERS' EQUITY
                                December 31, 2001
                                  (Unaudited)


                                   Original
                         General   Limited    Limited
                         Partners  Partners   Partners      Total
                         --------  --------   --------     --------

Balance at March 31,
   2001                 ($400,058)      $0  ($666,733)  ($1,066,791)

Net Income (Loss)            (895)       0    (43,875)      (44,770)
                         --------     ----   --------    ----------

Equity (Deficit) at
 December 31, 2001      ($400,953)      $0  ($710,608)  ($1,111,561)
                         --------     ----   --------    ----------

Percentage Interest
 December 31, 2001              1%       1%       98%          100%
                         ----------    ----  --------    ----------




The accompanying notes are an integral part of this statement.

                       CENTURY PACIFIC HOUSING FUND-I

                        STATEMENT OF CASH FLOWS
                               (Unaudited)


                                       Three Months Ended   Nine Months Ended
                                           December 31,         December 31,
                                         2001      2000      2001      2000
                                        ------    ------    ------    ------


Cash Flow From Financing Activities:

Increase (Decrease) in Amounts Payable
   to Related Parties                  $15,000   $14,800   $45,000   $48,568
Increase in Amounts Receivable From
   Related Parties                           0         0         0         0
                                        ------    ------   -------   -------
   Net Cash Provided by Financing
      Activities                       $15,000   $14,800   $45,000   $48,568
                                        ------    ------   -------   -------


Cash Flow From Investing Activities:

Net Investments in Limited Partnerships     $0        $0         0         0
                                        ------    ------   -------   -------

   Net Cash Used in Investing Activities    $0        $0        $0        $0
                                        ------    ------   -------   -------

Cash Flow From Operating Activities:

Interest Received                           $0        $0        $0        $0
Transfer Fees Received                     400       200       400       500
General and Administrative Expenses    (15,048)  (15,000)  (45,170)  (46,800)
Reduction in Accounts Payable                0)        0    (4,300)   (3,768)
                                        ------    ------   -------   -------

   Net Cash Provided By (Used in)
      Operating Activities            ($14,648) ($14,800) ($49,070) ($50,068)
                                        ------    ------   -------   -------

Net Increase (Decrease) in Cash and
   Cash Equivalents                        352         0   ($4,070)  ($1,500)

Cash and Cash Equivalents at Beginning
   of Period                               263     4,389     4,685     5,889
                                        ------    ------   -------   -------

Cash and Cash Equivalents at End of
   Period                                 $615    $4,389      $615     4,389
                                        ------    ------   -------   -------

The accompanying notes are an integral part of this statement.

                         CENTURY PACIFIC HOUSING FUND-I
                        a California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS
                     For the Quarter Ended December 31, 2001


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

Basis of Presentation

The accompanying unaudited financial statements of Century Pacific Housing Fund I (the "Company") as of December 31, 2001 and March 31, 2001(the March 31, 2001 financial information included herein has been extracted from the Company's audited financial statements on Form 10-K) and for the three months ended December 31, 2001 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial statements have been made.

The statements of operations for the three months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the financial statements and related notes thereto included on form 10-K for the year ended March 31, 2001.


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

NOTE 4 -  INVESTMENTS IN OPERATING PARTNERSHIPS:

The following is a summary of the Partnership's investments in Operating
Partnerships:

                                 Nine Months Ended    Year Ended
                                  December 31,2001   March 31,2001
                                   -------------    --------------
Cash Contributions to Operating
Partnerships to fund purchase of
beneficial interest in Properties    $15,497,467     $15,497,467

Cash Contributions to Operating
Partnerships to fund operations            6,150           6,150

Cash Distribution from Operating
Partnerships                              (6,326)         (6,326)

Acquisition and Organization Cost      3,342,778       3,342,778

Equity in net losses of Operating
Partnerships                         (18,840,069)    (18,840,069)
                                     ------------    -----------
                                     $         0               0
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

The following combined statements of operations is prepared on the accrual basis and summarizes the operations of the Operating Partnerships for the three months ended December 31, 2001 and December 31,2000 and for the nine months ended December 31, 2001 and December 31, 2000.


                    Three Months Ended        Nine Months Ended
                        December 31,             December 31,
                      2001      2000           2001         2000
                   ----------   ---------    --------     --------
Revenues:
  Rental Income     4,121,319   $3,969,160  $12,231,988  $12,034,209
  Other                92,549       72,278      242,050      301,860
                   ----------   ----------   ----------   ----------
                    4,213,868    4,041,438   12,474,038   12,336,069
                   ----------   ----------   ----------   ----------
Expenses
  Oper, Gen.& Adm.  3,791,234    3,377,739   10,877,117    9,801,676
  Depreciation      1,061,451    1,080,097    3,318,426    3,203,641
  Interest            445,324      541,306    1,486,656    1,652,888
                   ----------   ----------   ----------   ----------
                    5,298,009    4,999,142   15,682,199   14,658,205
                   ----------   ----------   ----------   ----------
Net Income (Loss) ($1,084,141) ($  957,704) ($3,208,161) ($2,322,136)
                   ==========   ==========   ==========   ==========



                         CENTURY PACIFIC HOUSING FUND-I
                                PROPERTY SUMMARY
                     For the Quarter Ended December 31, 2001


CHARTER HOUSE APARTMENTS - Dothan, Alabama

Charter House Apartments is a complex of 25 garden-style residential buildings comprised of 100 units and a separate office facility on 14 acres of well-landscaped, rolling terrain. The unit mix consists of 52 two-bedroom and 48 three-bedroom units.

Occupancy rate was 100% at December 31, 2001. Cash flow from operations was adequate to cover operating costs, debt service, and reserve accounts while maintaining levels for contingencies. Property rents were last increased in July 1993, and current annual gross potential rental revenue is approximately $251,500.


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

CASTLE GARDENS - Lubbock, Texas

Constructed in 1971, this garden-style complex consists of 152apartments arranged in 14 two-story rectangular buildings. It has 16 one-bedroom, 104 two-bedroom and 32 three-bedroom units.

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

The property had a 98% occupancy rate. Cash flow was adequate to cover operating costs, debt service, and reserve accounts. Annual gross potential rental revenue is approximately $621,000.effective September, 2001.


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



                             *   *   *

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has dulycaused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         CENTURY PACIFIC HOUSING FUND-I
                         a California limited partnership

                         By:  Century Pacific Capital Corporation,
                              a California Corporation
                              General Partner



                                  Irwin J. Deutch
                              By:
                                  ------------------------------
                                  Irwin J. Deutch
                                  President