Form 10-K
period 2002-03-31
CENTURY PACIFIC HOUSING FUND I
filed 2002-07-15
CIK 809034

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   ----------

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2002

                         COMMISSION FILE NUMBER 33-11194

                         CENTURY PACIFIC HOUSING FUND-I

                        A CALIFORNIA LIMITED PARTNERSHIP

                  I.R.S. EMPLOYER IDENTIFICATION NO. 95-3938971

            1925 CENTURY PARK EAST, SUITE 1900, LOS ANGELES, CA 90067

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

                              Yes [X]        No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K (X)

                           [X]

No documents are incorporated into the text by reference.

Registrant's Prospectus dated April 15, 1987, as amended (the Prospectus) and the Registrant's Supplement No. 3 dated December 21, 1988 to Prospectus dated April 15, 1987 (Supplement No. 3) but only to the extent expressly incorporated by reference in Parts I through IV hereof. Capitalized terms which are not defined herein have the same meaning as in the Prospectus.

                                TABLE OF CONTENTS

PART I

         ITEM 1            BUSINESS                                              3

         ITEM 2            PROPERTIES                                            4

         ITEM 3            LEGAL PROCEEDINGS                                     7

         ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                           HOLDERS                                               7
PART II

         ITEM 5            MARKET FOR THE REGISTRANT'S PARTNERSHIP
                           INTERESTS                                             8

         ITEM 6            SELECTED FINANCIAL DATA                               8

         ITEM 7            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS        9

         ITEM 7A           QUANTITATIVE AND QUALITATIVE DISCLOSURES
                           ABOUT MARKET RISK                                    12

         ITEM 8            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA          12

         ITEM 9            CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS
                           ON ACCOUNTING AND FINANCIAL DISCLOSURE               12
PART III

         ITEM 10           DIRECTORS AND EXECUTIVE OFFICERS OF THE
                           REGISTRANT                                           13

         ITEM 11           EXECUTIVE COMPENSATION                               14

         ITEM 12           PARTNERSHIP INTEREST OWNERSHIP OF CERTAIN
                           BENEFICIAL OWNERS AND MANAGEMENT                     14

         ITEM 13           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS       14

PART IV

         ITEM 14           EXHIBITS, FINANCIAL STATEMENT SCHEDULES              15

                           SIGNATURES                                           16

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

Nineteen of the twenty-one Operating Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"). The subsidy agreements expire at various times during and after the 15-year compliance period of the Operating Partnerships. The United States Department of Housing and Urban Development ("HUD") has issued a notice implementing provisions to renew expiring Section 8 contracts as requested by an owner, for an additional one year term at current rent levels. As of June 21, 2002, eight of the Operating Partnerships' Section 8 contracts are due to expire during 2002. The Operating Partnerships have not yet received HUD's approval of their extension requests. At the present time, the Partnership cannot reasonably predict legislative initiatives and government budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Operating Partnerships receiving such subsidy or similar subsidies.

Employees

The Partnership does not employ any persons. Alternatively, the Partnership reimburses an affiliate for overhead allocation consisting primarily of payroll costs.


ITEM 2. PROPERTIES

As of March 31, 2002, the Partnership had acquired equity interests in the Operating Partnerships set forth in the table below. Each of the properties acquired by the Operating Partnerships receives benefits under government assistance programs. The table set forth below summarizes the properties acquired, and the purchase price, original indebtedness assumed and the government assistance programs benefitting each property. Further information concerning these Properties may be found in Supplement No. 3 to the Prospectus, pages 4 through 66, which information is incorporated herein by reference and is summarized below.

PROPERTY NAME,               AVERAGE                            CASH                                                   GOVERNMENT
LOCATION AND               OCCUPANCY       PURCHASE             DOWN   PURCHASE      MORTGAGE     RESIDUAL             ASSISTANCE
RENTAL UNITS                    2002          PRICE          PAYMENT       NOTE       ASSUMED         NOTE                PROGRAM
------------               ---------    -----------      -----------   --------   -----------  -----------      -----------------
Century Pacific Housing
   Partnership V
   (CPHP-V) - Jaycee
   Towers
   Dayton, OH                                                                                                         Section 236
   204 residential units          95%   $ 5,700,000      $   400,196   $ 16,500   $ 3,000,123  $ 2,283,181              Section 8

CPHP - VIII - Sunset
   Townhomes
   Newton, KS
   50 residential units           65%     1,225,000          138,000         --       751,905      335,095            Section 236

CPHP - XI - Continental
   Terrace
   Fort Worth, TX                                                                                                     Section 236
   200 residential units          96%     4,600,000          482,883         --     2,609,991    1,507,126              Section 8

CPHP - XII Yale
   Village
   Houston, TX                                                                                                        Section 236
   180 residential units          98%     5,250,000          530,894         --     3,075,000    1,644,106              Section 8

CPHP - XIII - Atlantis
   Virginia Beach, VA                                                                                                 Section 236
   208 residential units          99%     6,032,000          801,000         --     2,678,416    2,552,584              Section 8

CPHP - XIV - Kings Row
   Houston, Tx                                                                                                        Section 236
   180 residential units          76%     3,780,000          394,213         --     1,848,269    1,537,518              Section 8

CPHP - XV - Castle
   Gardens
   Lubbock, TX                                                                                                        Section 236
   152 residential units          82%     3,268,000          320,140         --     1,787,613    1,160,247              Section 8

CPHP - XVI -
   Rockwell Villa
   Oklahoma City, OK                                                                                                  Section 236
   60 residential units           92%     1,235,400          129,564         --       707,207      398,629              Section 8

CPHP - XVII -
   London Square Village
   Oklahoma City, OK                                                                                                  Section 236
   200 residential units          88%     4,214,000          414,097         --     2,820,832      979,071              Section 8

CPHP - XVIII
   Ascension Towers
   Memphis, TN
   197 residential units          90%     6,727,500          409,094     50,000     3,863,739    2,404,667            Section 236

Coleman Manor
   Associates Limited
   Partnership
   Baltimore, MD                                                                                                Section 221(d)(4)
   50 residential units           96%     3,990,000(1)     1,625,000         --     2,365,000           --              Section 8

PROPERTY NAME,               AVERAGE                            CASH                                                   GOVERNMENT
LOCATION AND               OCCUPANCY       PURCHASE             DOWN   PURCHASE      MORTGAGE     RESIDUAL             ASSISTANCE
RENTAL UNITS                    2002          PRICE          PAYMENT       NOTE       ASSUMED         NOTE                PROGRAM
------------               ---------    -----------      -----------   --------   -----------  -----------      -----------------
CPHP - XX
   Holiday Heights
   Fort Worth, TX                                                                                                     Section 236
   100 residential units          97%   $ 2,200,000      $   191,000   $     --   $ 1,120,000  $   889,000              Section 8

CPHP - XXII
   Harriet Tubman Terrace
   Berkeley, CA                                                                                                       Section 236
   91 residential units           99%     4,732,000          593,000         --     1,718,171    2,420,829(2)           Section 8

CPHP - I - Charter
   House
   Dothan, AL
   100 residential units         100%     2,146,000          195,000         --     1,169,000      782,000            Section 236

CPHP II - VOA -                                                                                                       Section 236
   Sunset Park                                                                                                          Section 8
   Denver, CO                                                                                                            Flexible
   242 residential units          95%     6,500,000          956,000         --     3,081,144    2,462,856           Subsidy Loan

CPHP - III - Highland                                                                                           Section 221(d)(3)
   Park                                                                                                                 Section 8
   Topeka, KS                                                                                                            Flexible
   200 residential units          99%     6,900,000          939,000         --     2,024,000    3,937,000           Subsidy Loan

CPHP - IV - Forest                                                                                                    Section 236
   Glen Estates                                                                                                         Section 8
   Kansas City, KS                                                                                                       Flexible
   160 residential units          97%     4,960,000          738,000         --     2,488,000    1,734,000           Subsidy Loan

CPHP - VI - Edgewood
   Danville, IL
   150 residential units          69%     3,540,000          680,000         --     2,359,950      500,050              Section 8

CPHP - VII - Gulfway
   Terrace
   New Orleans, LA                                                                                                    Section 236
   206 residential units          98%     5,700,000          683,000         --     3,301,974    1,715,026              Section 8

                                                                                                                      Section 236
CPHP - IX - Wind Ridge                                                                                                  Section 8
   Wichita, KS                                                                                                           Flexible
   136 residential units          98%     3,500,000          382,000         --     1,791,936    1,326,064           Subsidy Loan

CPHP - X - Bergen
   Circle
   Springfield, MA                                                                                                    Section 236
   201 residential units          97%    12,261,000        1,768,000         --     6,946,158    3,546,842              Section 8
                                        -----------      -----------   --------   -----------  -----------

                                        $98,460,900      $12,770,081   $ 66,500   $51,508,428  $34,115,891
                                        ===========      ===========   ========   ===========  ===========

(1)      This amount represents the development cost and not the purchase price.

(2) This total includes a flex subsidy loan in the amount of $185,000 and the assumption of a prior residual note in the amount of $200,000.

ITEM 3. LEGAL PROCEEDINGS

As of June 21, 2002, there were no pending legal proceedings against the Partnership or any Operating Partnership in which it has invested.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no submissions of matters to a vote of security holders during the year ended March 31, 2002.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS

There is at presently no public market for the Units of limited partnership interests (the Units), and it is unlikely that any public market for the Units will develop. See the Prospectus under "Transferability of Interests" on pages 29 and 72 of the Prospectus, which information is incorporated herein by reference. The number of owners of Units as of May 31, 2002 was approximately 2,121, holding 22,315 units.

As of June 21, 2002, there were no cash distributions.


ITEM 6. SELECTED FINANCIAL DATA

The selected financial data set forth below, insofar as they relate to each of the three years ended March 31, 2002, and as of March 31, 2002 and 2001, are derived from, and are qualified by reference to, our audited financial statements included herein and should be read in conjunction with those consolidated financial statements and the notes thereto. The selected financial data as of March 31, 2000, 1999 and 1998 and for the years ended March 31, 1999 and 1998 are derived from audited financial statements not included herein. Results for past periods are not necessarily indicative of results that may be expected for future periods.


                                                      YEAR ENDED MARCH 31,
                               ------------------------------------------------------------------

OPERATIONS                        2002          2001          2000          1999          1998
----------------------------   ----------    ----------    ----------    ----------    ----------
Revenues                       $      400    $      800    $    1,000    $    3,715    $    1,720

Operating Expenses                (80,379)      (69,421)      (87,407)      (74,653)      (72,591)

Equity in Net Losses of
Operating Partnerships                 --       (15,633)     (122,245)     (122,202)     (134,311)
                               ----------    ----------    ----------    ----------    ----------

Net Loss                       $  (79,979)   $  (84,254)   $ (208,652)   $ (193,140)   $ (205,182)
                               ==========    ==========    ==========    ==========    ==========


Net Loss per Unit of
Limited Partnership Interest   $       (4)   $       (4)   $       (9)   $       (9)   $       (9)
                               ==========    ==========    ==========    ==========    ==========


                                               March 31,
                     --------------------------------------------------------------

FINANCIAL POSITION      2002         2001         2000         1999         1998
------------------   ----------   ----------   ----------   ----------   ----------
Total Assets         $    5,503   $    9,619   $   26,456   $  171,816   $  277,925
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

As of March 31, 2002, the Partnership's portfolio consists of 21 properties. The properties are located in 13 states and contain 3,267 residential units. The average occupancy level for all properties during calendar year 2001 was approximately 92% and most properties generated sufficient revenue to cover operating costs, debt service, and the funding of reserves. For a summary of the combined financial status of the Operating Partnerships and the properties, see the financial information contained under Item 14.

Liquidity and Capital Resources

The Partnership is currently experiencing a liquidity problem. Under the Partnership Agreement, the Partnership is entitled to receive distributions of surplus cash from the Operating Partnerships which is to provide the funds necessary for the Partnership to meet its operating costs. To date, the Operating Partnerships have not provided sufficient cash distributions to enable the Partnership to meet its current obligations. The Partnership has also incurred allocated losses from all of its Operating Partnerships to the extent of the Partnership's cash contributions and has a negative working capital. As a result of the foregoing, the Partnership has been dependent upon its general partners and affiliates for continued financial support to meet its operating costs. Management maintains that the general partners and/or affiliates, though not required to do so, will continue to fund operations of the Partnership by continuing to fund operating costs and by deferring payment of allocated overhead expenses and repayment of operating cash advances.

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

Contractual Obligations

The Operating Partnerships' contractual cash obligations and other commercial commitments at March 31, 2002 are summarized in the following table:

                                   Less Than
                      Total          1 Year       1-3 Years      4-5 Years     After 5 Years
                   ------------   ------------   ------------   ------------   -------------
Mortgage payable   $ 40,432,988   $  1,757,779   $  3,916,318   $  4,549,094   $ 30,209,797
                   ============   ============   ============   ============   ============

Tax Reform Act of 1986, Omnibus Budget Reconciliation Act of 1987, Technical and Miscellaneous Revenue Act of 1988, Omnibus Budget Reconciliation Act of 1989, Omnibus Budget Reconciliation Act of 1990 and all subsequent tax acts.

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

Results of Operations

2002 Compared to 2001

For the fiscal year ended March 31, 2002, the Partnership recorded a net loss of approximately $80,000, as compared to a net loss of approximately $84,000 for the prior fiscal year. The decrease in net loss is the result of a decrease in the Partnership's equity in net losses of the Operating Partnerships, partially offset by an increase in the Partnership's general and administrative expenses.

In accordance with the equity method of accounting for limited partnership interests, the Partnership does not recognize losses from investment properties when losses exceed the Partnership's equity method basis in these properties. All of the Partnership's investments have an equity method basis of zero at March 31, 2002.

In the aggregate, combined rental revenue of the Operating Partnerships increased by approximately $69,000 during the current calendar year. The average occupancy level, in total, remained relatively constant in the Operating Partnerships. The combined total expenses increased by approximately $1,400,000 in the current year primarily due to an increase in utilities, other operating expenses, and interest expense, partially offset by a decrease in repairs and maintenance.

2001 Compared to 2000

For the fiscal year ended March 31, 2001, the Partnership recorded a net loss of approximately $84,000, as compared to a net loss of approximately $209,000 for the prior fiscal year. The decrease in net loss is a result of a decrease in the Partnership's equity in net losses of the Operation Partnerships and by a decrease in the Partnership's general and administrative expenses.

In accordance with the equity method of accounting for limited partnership interests, the Partnership does not recognize losses from investment properties when losses exceed the Partnership's equity method basis in these properties. All of the Partnership's investments had an equity method basis of zero at March 31, 2001. The Partnership's recorded share of the Operating Partnerships' losses in the year ended March 31, 2001 consisted of losses of approximately $16,000 from the Coleman Manor Associates Limited Partnership. In the prior fiscal year, losses of approximately $122,000 from the operations of Coleman Manor Associates Limited Partnership were recorded.

In the aggregate, combined rental revenue of the Operating Partnerships decreased by approximately $81,000 in 2001. The average occupancy level decreased in twelve out of the twenty-one Operating Partnerships. The combined total expenses increased by approximately $802,000 in the current year primarily due to an increase in utilities, repairs and maintenance, and interest expense.

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

Not applicable.

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

Following is biographical information on Mr. Deutch and the Executive Officers of CPCC:

IRWIN JAY DEUTCH

Irwin Jay Deutch, age 61, is Chairman of the Board, President, and Chief Executive Officer of Century Pacific Realty Corporation (CPRC), a general partner of the Operating Partnerships that own the Properties in which CPHF-I has invested, and its Affiliates. Mr. Deutch has been involved with low-income housing investments since 1968. He is the individual general partner in 62 private limited partnerships and two public limited partnerships investing in 209 properties, including 196 multifamily properties with 33,700 apartment units, 10 commercial projects, and 3 hotel properties. Fifty-eight of the 62 private limited partnerships have invested in affordable housing. In his capacity as general partner and officer of CPRC, he oversees the management of these partnerships and assumes overall responsibility for the development, direction, and operation of all affiliated CPRC companies. Mr. Deutch is recognized as an expert in the field of affordable housing and frequently addresses professional groups on topics of real estate investment, syndication, tax law, and the Low-Income Housing Tax Credit program.

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

KEY OFFICERS OF CPCC AND AFFILIATES

ESSIE SAFAIE, age 52, is Chief Financial Officer and Chief Operating Officer of CPRC. Prior to joining CPRC in 1988, from 1985-88, he was Vice President and Chief Financial Officer of Sunrise Investments, Inc., a real estate syndication firm with $450 million of real estate under management. During this period, Mr. Safaie was also President of an affiliated property management firm, S&L Property Management, Inc., with over 12,000 residential units and 800,000 square feet of commercial office space under direct management. From 1982 to 1985, Mr. Safaie was assistant controller of Standard Management Company, builders and managers of luxury hotels, commercial offices and residential units. From 1980-1982, he served as financial officer of Diamond "M" Drilling Company. Mr. Safaie received a BA degree in Business Administration from California State University with a major in accounting.

 CHARLES L. SCHWENNESEN, Age 56, is Executive Vice President for CPEC and is responsible for real estate acquisition and real estate financing activities. Prior to joining CPEC in 1987, he analyzed investment opportunities and was Vice President of a municipal bond underwriter. From 1977 to 1984, Mr. Schwennesen was a manager with the accounting firm of Price Waterhouse. Mr. Schwennesen is a Certified Public Accountant, holds a Juris Doctor degree, Class Rank - Top 20%, from Loyola Marymount University School of Law (May 1999), a Masters Degree in Business Administration from the UCLA Graduate School of Management (June 1976) and a B.A. degree, with honors, in mathematics from UCLA (June 1974), and is a registered NASD Principal. Mr. Schwennesen is a candidate for admission to the State Bar of California.


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

During the fiscal years ended March 31, 2002, 2001, and 2000, CPCC, a general partner of the Partnership, and CPRC, a general partner of the Operating Partnerships, earned $529,329, $526,524, and $522,326, respectively, in compensation from the Operating Partnerships and $60,000 was accrued for each fiscal year for the reimbursement for overhead allocation from Century Pacific Equity Corporation (CPEC). During fiscal year 2002, the general partners received no payments from the Operating Partnerships.


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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   (1)  Financial Statements:

           Independent Auditors' Report                                                             F-1
           Balance Sheet as of March 31, 2002 and 2001                                              F-2
           Statement of Operations for the Years Ended March 31,
               2002, 2001 and 2000                                                                  F-3
           Statement Of Partners' Equity (Deficit) for the
               Years Ended March 31, 2002, 2001 and 2000                                            F-4
           Statement of Cash Flows for the Years Ended March 31,
               2002, 2001 and 2000                                                                  F-5
           Notes to Financial Statements                                                            F-6

      (2)  Financial Statement Schedules:

           Schedule III - Real Estate and Accumulated Depreciation of
               Operating Partnerships in which CPHF-I has
               Limited Partnership Interests                                              F-13 and F-14
           Notes to Schedule III - Real Estate and Accumulated
               Depreciation of Operating Partnerships in which
               CPHF-I has Limited Partnership Interests                                   F-15 and F-16
           Schedule IV - Mortgage Loans on Real Estate of Operating
               Partnerships in which CPHF-I has Limited
               Partnership Interests                                                     F-17 thru F-20
           Notes to Schedule IV - Mortgage Loans on Real Estate of
               Operating Partnerships in which CPHF-I has
               Limited Partnership Interests                                                       F-21

           All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

      (3)  Exhibits

           Not applicable

(b)        Reports on Form 8-K

           Not applicable

(c)        Exhibits

           Not applicable

(d)        Financial Statement Schedule

           Financial Statements of Coleman Manor for the Year Ended December 31, 1999

                          INDEPENDENT AUDITORS' REPORT

Partners
Century Pacific Housing Fund - I


We have audited the accompanying balance sheet of Century Pacific Housing Fund - I as of March 31, 2002 and 2001, and the related statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended March 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Century Pacific Housing Fund - I as of March 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed under Item 14 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


St. Louis, Missouri
June 21, 2002

                         CENTURY PACIFIC HOUSING FUND-1
--------------------------------------------------------------------------------
                                  BALANCE SHEET



                                                                          MARCH 31,
                                                                ----------------------------
                                                                    2002            2001
                                                                ------------    ------------
                                           ASSETS

Cash                                                            $        569    $      4,685
Receivable from related parties (Note 4)                               4,934           4,934
Investments in Operating Partnerships (Notes 1 and 5)                     --              --
                                                                ------------    ------------

          TOTAL ASSETS                                          $      5,503    $      9,619
                                                                ============    ============



                         LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Accounts payable and accrued expenses                           $      9,285    $      7,618
Advance from affiliate (Note 4)                                       62,455          62,455
Payable to related parties (Note 4)                                1,080,533       1,006,337
                                                                ------------    ------------
          TOTAL LIABILITIES                                        1,152,273       1,076,410
                                                                ------------    ------------

COMMITMENTS AND CONTINGENCIES (NOTE 6)                                    --              --
                                                                ------------    ------------

PARTNERS' EQUITY (DEFICIT)
    General partners                                                (401,658)       (400,058)
    Limited partners, $1,000 stated value per unit,
       50,000 units authorized, 22,315 units issued
       and outstanding (Note 2)                                     (745,112)       (666,733)
                                                                ------------    ------------
          TOTAL PARTNERS' EQUITY (DEFICIT)                        (1,146,770)     (1,066,791)
                                                                ------------    ------------

          TOTAL LIABILITIES AND PARTNERS' EQUITY (DEFICIT)      $      5,503    $      9,619
                                                                ============    ============



--------------------------------------------------------------------------------
See the accompanying report letter and notes to financial statements.

                         CENTURY PACIFIC HOUSING FUND-1
--------------------------------------------------------------------------------
                             STATEMENT OF OPERATIONS



                                                          FOR THE YEARS ENDED MARCH 31,
                                                      --------------------------------------
                                                         2002          2001          2000
                                                      ----------    ----------    ----------
REVENUES
   Transfer fees                                      $      400    $      800    $    1,000
                                                      ----------    ----------    ----------

EXPENSES
   Allocated overhead expenses - affiliate (Note 4)       60,000        60,000        60,000
   Other general and administrative                       20,379         9,421        27,407
                                                      ----------    ----------    ----------
        TOTAL EXPENSES                                    80,379        69,421        87,407
                                                      ----------    ----------    ----------

LOSS BEFORE EQUITY IN NET LOSSES OF
   OPERATING PARTNERSHIPS                                (79,979)      (68,621)      (86,407)

EQUITY IN NET LOSSES OF OPERATING
   PARTNERSHIPS (NOTE 5)                                      --       (15,633)     (122,245)
                                                      ----------    ----------    ----------

NET LOSS                                              $  (79,979)   $  (84,254)   $ (208,652)
                                                      ==========    ==========    ==========

ALLOCATION OF NET LOSS
   General partners                                   $   (1,600)   $   (1,685)   $   (4,173)
   Limited partners                                      (78,379)      (82,569)     (204,479)
                                                      ----------    ----------    ----------

                                                      $  (79,979)   $  (84,254)   $ (208,652)
                                                      ==========    ==========    ==========

NET LOSS PER UNIT OF LIMITED PARTNERSHIP
   INTEREST (NOTE 1)                                  $       (4)   $       (4)   $       (9)
                                                      ==========    ==========    ==========

AVERAGE NUMBER OF OUTSTANDING UNITS                       22,315        22,315        22,315
                                                      ==========    ==========    ==========



--------------------------------------------------------------------------------
See the accompanying report letter and notes to financial statements.

                         CENTURY PACIFIC HOUSING FUND-1
--------------------------------------------------------------------------------
                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)
                FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000



                                                GENERAL          LIMITED
                                                PARTNERS         PARTNERS          TOTAL
                                              ------------     ------------     ------------
PARTNERS' EQUITY (DEFICIT) - APRIL 1, 1999    $   (394,200)    $   (379,685)    $   (773,885)

NET LOSS                                            (4,173)        (204,479)        (208,652)
                                              ------------     ------------     ------------

PARTNERS' EQUITY (DEFICIT) - MARCH 31, 2000       (398,373)        (584,164)        (982,537)

NET LOSS                                            (1,685)         (82,569)         (84,254)
                                              ------------     ------------     ------------

PARTNERS' EQUITY (DEFICIT) - MARCH 31, 2001       (400,058)        (666,733)      (1,066,791)

NET LOSS                                            (1,600)         (78,379)         (79,979)
                                              ------------     ------------     ------------

PARTNERS' EQUITY (DEFICIT) - MARCH 31, 2002   $   (401,658)    $   (745,112)    $ (1,146,770)
                                              ============     ============     ============

PERCENTAGE INTEREST - MARCH 31, 2002                     2%              98%             100%
                                              ============     ============     ============



--------------------------------------------------------------------------------
See the accompanying report letter and notes to financial statements.

                         CENTURY PACIFIC HOUSING FUND-1
--------------------------------------------------------------------------------
                             STATEMENT OF CASH FLOWS



                                                              FOR THE YEARS ENDED MARCH 31,
                                                          --------------------------------------
                                                             2002          2001          2000
                                                          ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                               $  (79,979)   $  (84,254)   $ (208,652)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
         Equity in net losses of Operating Partnerships           --        15,633       122,245
         Decrease in receivable from related parties              --            --        24,116
         Increase (decrease) in accounts payable and
            accrued expenses                                   1,667        (6,151)       (2,032)
         Decrease in advance from affiliate                       --            --       (13,500)
         Increase in payable to related parties               74,196        73,568        78,823
                                                          ----------    ----------    ----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (4,116)       (1,204)        1,000
                                                          ----------    ----------    ----------

NET INCREASE (DECREASE) IN CASH                               (4,116)       (1,204)        1,000

CASH - BEGINNING OF PERIOD                                     4,685         5,889         4,889
                                                          ----------    ----------    ----------

CASH - END OF PERIOD                                      $      569    $    4,685    $    5,889
                                                          ==========    ==========    ==========



--------------------------------------------------------------------------------
See the accompanying report letter and notes to financial statements.

                         CENTURY PACIFIC HOUSING FUND-1
--------------------------------------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          MARCH 31, 2002, 2001 AND 2000


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF ACCOUNTING

         The Partnership maintains its financial records on the tax basis. Memorandum entries, while not recorded in the records of the Partnership, have been made in order to prepare the financial statements in accordance with accounting principles generally accepted in the United States of America.

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

         ESTIMATES AND ASSUMPTIONS

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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



--------------------------------------------------------------------------------
See the accompanying report letter.

CENTURY PACIFIC HOUSING FUND-1
--------------------------------------------------------------------------------
Notes To Financial Statements (Continued)


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



--------------------------------------------------------------------------------
See the accompanying report letter.

CENTURY PACIFIC HOUSING FUND-1
--------------------------------------------------------------------------------
Notes To Financial Statements (Continued)


3.       REALIZATION OF ASSETS

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Partnership as a going concern. The Partnership's Operating Partnerships have not achieved the operating results required to provide the Partnership with sufficient cash distributions to fund the Partnership's administrative costs. Additionally, as of March 31, 2002, the Partnership has incurred allocated losses from all of its Operating Partnerships to the extent of the Partnership's cash contributions. As a result of the foregoing, the Partnership is dependent upon the general partners and affiliates for continued financial support.

         The auditors' reports on eight of the Operating Partnerships' financial statements contained an explanatory paragraph relating to a going concern issue, of which seven concerned the expiration of the Housing Assistance Payment Contract and one concerned recurring losses of the project. These Operating Partnerships have Housing Assistance Payment Contracts with the U.S. Department of Housing and Urban Development
         (HUD) that are due to expire during 2002. Management has requested one year extensions for these Operating Partnerships; however, as of June 21, 2002, these extensions have not been granted.

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



--------------------------------------------------------------------------------
See the accompanying report letter.

CENTURY PACIFIC HOUSING FUND-1
--------------------------------------------------------------------------------
Notes To Financial Statements (Continued)


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

         The general partners and affiliates earned the following fees for services provided to the Partnership and were entitled to reimbursement for costs incurred by the general partners and affiliates on behalf of the Partnership and the Operating Partnerships for the years ended March 31, 2002, 2001 and 2000 as follows:

                                                 2002       2001       2000
                                               --------   --------   --------
Fees and reimbursement from the Partnership:
   Reimbursement for overhead allocated from
      Century Pacific Equity Corporation
      (CPEC)                                   $ 60,000   $ 60,000   $ 60,000
                                               --------   --------   --------
Fees and reimbursement from the Operating
   Partnerships
      Supervisory management fee (CPCC and
         CPRC)                                  152,115    152,115    152,115
      Partnership management fee (CPCC and
         CPRC)                                  377,214    374,409    370,211
                                               --------   --------   --------
                                                529,329    526,524    522,326
                                               --------   --------   --------

                                               $589,329   $586,524   $582,326
                                               ========   ========   ========

         At March 31, 2002 and 2001, payable to related parties totaling $1,080,533 and $1,006,337, respectively, consists of fees and certain general and administrative costs accrued as a non-interest bearing payable by the Partnership to the general partners and affiliates. Such fees and allocated costs have been deferred until the Partnership has sufficient cash to pay them.

         Receivable from related parties of $4,934 at March 31, 2002 and 2001 represents cash advances to several of the Operating Partnerships.

         At March 31, 2002 and 2001, CPRC was owed $62,455 for non-interest bearing, demand cash advances to the Partnership.

         The general partners may advance funds to the Partnership to fund operating deficits, but are not obligated to do so. Such advances shall be evidenced by a promissory note of a term no more than 12 months in length and at a rate of interest no lower than the prime rate. All such loans shall be repaid prior to any distributions of net cash flow. At March 31, 2002 and 2001, the Partnership had no outstanding advances due to the general partners.



--------------------------------------------------------------------------------
See the accompanying report letter.

CENTURY PACIFIC HOUSING FUND-1
--------------------------------------------------------------------------------
Notes To Financial Statements (Continued)


5.       INVESTMENTS IN OPERATING PARTNERSHIPS

         At March 31, 2002 and 2001, the Partnership owned limited partnership interests in 21 Operating Partnerships, each of which has invested in a multi-family rental property.

         Investments in Operating Partnerships consist of the following:

                                                         2002            2001
Cash contributions to Operating Partnerships
   to fund purchase of beneficial interests in
   properties                                    $ 15,497,467    $ 15,497,467
Cash contributions to Operating Partnerships
   to fund operations                                   6,150           6,150
Cash distribution from Operating Partnership           (6,326)         (6,326)
Acquisition and organization costs                  3,342,778       3,342,778
Equity in net losses of Operating Partnerships    (18,840,069)    (18,840,069)
                                                 ------------    ------------

                                                           --    $         --
                                                 ============    ============

         A summarized combined balance sheet as of December 31, 2001 and 2000 and statement of operations for the three years ended December 31, 2001 of the aforementioned Operating Partnerships follows:

                             COMBINED BALANCE SHEET

                                                                2001            2000
                                                            ------------    ------------
                                     ASSETS

Cash                                                        $    610,401    $    956,612
Reserve for replacements                                       3,539,469       3,125,100
Land and buildings                                            52,563,444      56,156,394
Other assets                                                   4,844,577       3,247,235
                                                            ------------    ------------

                                                            $ 61,557,891    $ 63,485,341
                                                            ============    ============

                        LIABILITIES AND PARTNERS' DEFICIT

Notes payable                                               $141,056,387    $133,566,140
Other liabilities                                              8,124,369       7,691,137
Partners' deficit                                            (87,622,865)    (77,771,936)
                                                            ------------    ------------

                                                            $ 61,557,891    $ 63,485,341
                                                            ============    ============



--------------------------------------------------------------------------------
See the accompanying report letter.

CENTURY PACIFIC HOUSING FUND-1
--------------------------------------------------------------------------------
Notes To Financial Statements (Continued)


                        COMBINED STATEMENT OF OPERATIONS

                                                    2001            2000            1999
                                                ------------    ------------    ------------
REVENUES
  Rental income                                 $ 16,654,299    $ 16,585,661    $ 16,667,064
  Other income                                       724,174         653,813         817,016
                                                ------------    ------------    ------------
       TOTAL REVENUES                             17,378,473      17,239,474      17,484,080
                                                ------------    ------------    ------------

EXPENSES
  Utilities                                        3,406,782       2,869,732       2,630,077
  Repairs and maintenance                          4,497,750       4,601,575       4,389,890
  Management fees                                  1,297,349       1,313,219       1,320,288
  Other operating expenses                         6,077,221       5,402,602       5,492,192
  Interest                                         7,992,056       7,625,813       7,179,043
  Depreciation and amortization                    4,328,143       4,346,112       4,345,497
                                                ------------    ------------    ------------
       TOTAL EXPENSES                             27,599,301      26,159,053      25,356,987
                                                ------------    ------------    ------------

NET LOSS                                        $(10,220,828)   $ (8,919,579)   $ (7,872,907)
                                                ============    ============    ============

ALLOCATION OF LOSS
  Century Pacific Housing Fund - I              $(10,016,411)   $ (8,741,187)   $ (7,715,449)
  General partners and other limited partners       (204,417)       (178,392)       (157,458)
                                                ------------    ------------    ------------

                                                $(10,220,828)   $ (8,919,579)   $ (7,872,907)
                                                ============    ============    ============


6.       COMMITMENTS AND CONTINGENCIES

         The rents of the Operating Partnerships, all of which receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8") are subject to specific laws, regulations, and agreements with federal and state agencies. The subsidy agreements expire at various times during and after the 15-year compliance period of the Operating Partnerships. The United States Department of Housing and Urban Development ("HUD") has issued a notice implementing provisions to renew Section 8 contracts expiring during HUD's fiscal year 2002, where requested by an owner, for an additional one year term at current rent levels. As of June 21, 2002, eight of the Operating Partnerships' Section 8 contracts are due to expire during 2002. The Operating Partnerships have not yet received HUD's approval of their extension requests. At the present time, the Partnership cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Operating Partnerships receiving such subsidy or similar subsidies.



--------------------------------------------------------------------------------
See the accompanying report letter.

CENTURY PACIFIC HOUSING FUND-1
--------------------------------------------------------------------------------
Notes To Financial Statements (Continued)


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



--------------------------------------------------------------------------------
See the accompanying report letter.

                                                                    Schedule III

                         CENTURY PACIFIC HOUSING FUND-I
--------------------------------------------------------------------------------

              REAL ESTATE AND ACCUMULATED DEPRECIATION OF OPERATING
         PARTNERSHIPS IN WHICH CPHF-I HAS LIMITED PARTNERSHIP INTERESTS
                                DECEMBER 31, 2001


                                                                                      COST
                                                        INITIAL COST TO       CAPITALIZED SUBSEQUENT     GROSS AMOUNT AT WHICH
                                                     OPERATING PARTNERSHIP        TO ACQUISITION        CARRIED AT CLOSE OF YEAR
                                                   -------------------------  -----------------------  -------------------------
                                                               BUILDINGS AND            BUILDINGS AND              BUILDINGS AND
DESCRIPTION(1)                    ENCUMBRANCES(2)     LAND     IMPROVEMENTS     LAND    IMPROVEMENTS      LAND     IMPROVEMENTS
--------------                    ---------------  ----------  -------------  --------  -------------  ----------  -------------
Century Pacific Housing
  Partnership I (CPHP-I) -
  Charter House
  Dothan, Alabama                 $     2,473,090  $  179,578  $   1,918,124  $     --  $     182,861  $  179,578  $   2,100,985

CPHP-II  VOA/Sunset Park, Ltd. -
  Sunset Park
  Denver, Colorado                     10,081,372     803,595      5,696,405     7,305      1,218,058     810,900      6,914,463

CPHP-III - Highland Park
  Topeka, Kansas                       13,127,800     434,475      6,465,525       251        469,561     434,726      6,935,086

CPHP-IV Forest Glen Estates
  Kansas City, Missouri                 7,072,616     427,519      4,469,134       292        230,903     427,811      4,700,037

CPHP-VI - Edgewood
  Danville, Illinois                    3,044,513     223,418      3,316,582    96,407        400,342     319,825      3,716,924

CPHP-VII - Gulfway Terrace
  New Orleans, Louisiana                6,776,501     270,343      5,429,657       237        405,274     270,580      5,834,931

CPHP-IX - Wind Ridge
  Wichita, Kansas                       3,937,211     169,514      3,330,486       828        841,941     170,342      4,172,427

CPHP-X Bergen Circle
  Springfield, Massachusetts           17,114,439     901,206     11,359,794        --      1,466,614     901,206     12,826,408

CPHP-V - Jaycee Towers
  Dayton, Ohio                          8,759,709     599,719      5,096,481        --        459,707     599,719      5,556,188

CPHP-VIII - Sunset
  Townhouses
  Newton, Kansas                        1,528,016      50,259      1,174,741       138        148,101      50,397      1,322,842
                                  ---------------  ----------  -------------  --------  -------------  ----------  -------------

BALANCE CARRIED
  FORWARD                              73,915,267   4,059,626     48,256,929   105,458      5,823,362   4,165,084     54,080,291
                                  ---------------  ----------  -------------  --------  -------------  ----------  -------------

                                                                                                           LIFE UPON
                                                                                                               WHICH
                                    GROSS AMOUNT AT WHICH        ACCUMULATED                            DEPRECIATION
                                   CARRIED AT CLOSE OF YEAR     DEPRECIATION                               IN LATEST
                                   ------------------------     -------------                                 INCOME
                                                                BUILDINGS AND     DATE OF      DATE     STATEMENT IS
DESCRIPTION(1)                             TOTAL                IMPROVEMENTS   CONSTRUCTION  ACQUIRED       COMPUTED
--------------                     ------------------------     -------------  ------------  --------  -------------
Century Pacific Housing
  Partnership I (CPHP-I) -
  Charter House
  Dothan, Alabama                       $ 2,280,563             $   1,088,266          1972     12/87     27.5 years

CPHP-II  VOA/Sunset Park, Ltd. -
  Sunset Park
  Denver, Colorado                        7,725,363                 3,473,923          1971     12/87  10 - 50 years

CPHP-III - Highland Park
  Topeka, Kansas                          7,369,812                 4,673,769          1967     12/87  10 - 40 years

CPHP-IV Forest Glen Estates
  Kansas City, Missouri                   5,127,848                 2,736,324          1971     12/87       40 years

CPHP-VI - Edgewood
  Danville, Illinois                      4,036,749                 1,875,267          1970     12/87     27.5 years

CPHP-VII - Gulfway Terrace
  New Orleans, Louisiana                  6,105,511                 3,293,896          1970     12/87  10 - 40 years

CPHP-IX - Wind Ridge
  Wichita, Kansas                         4,342,769                 2,353,296          1969     12/87  10 - 40 years

CPHP-X Bergen Circle
  Springfield, Massachusetts             13,727,614                 6,710,274          1976     12/87  10 - 40 years

CPHP-V - Jaycee Towers
  Dayton, Ohio                            6,155,907                 2,672,706          1970     12/88     27.5 years

CPHP-VIII - Sunset
  Townhouses
  Newton, Kansas                          1,373,239                   781,811          1971      8/88  10 - 40 years
                                        -----------             -------------

BALANCE CARRIED
  FORWARD                                58,245,375                29,659,532
                                        -----------             -------------



                              See notes to schedule
                                      F-13

                         CENTURY PACIFIC HOUSING FUND-I
--------------------------------------------------------------------------------

              REAL ESTATE AND ACCUMULATED DEPRECIATION OF OPERATING
         PARTNERSHIPS IN WHICH CPHF-I HAS LIMITED PARTNERSHIP INTERESTS
                                DECEMBER 31, 2001

                                                                                COST CAPITALIZED
                                                        INITIAL COST TO           SUBSEQUENT TO          GROSS AMOUNT AT WHICH
                                                     OPERATING PARTNERSHIP         ACQUISITION         CARRIED AT CLOSE OF YEAR
                                                   -------------------------  -----------------------  -------------------------
                                                               BUILDINGS AND            BUILDINGS AND              BUILDINGS AND
DESCRIPTION(1)                    ENCUMBRANCES(2)     LAND     IMPROVEMENTS     LAND    IMPROVEMENTS      LAND     IMPROVEMENTS
--------------                    ---------------  ----------  -------------  --------  -------------  ----------  -------------
BALANCE CARRIED
  FORWARD                         $    73,915,267  $4,059,626  $  48,256,929  $105,458  $   5,823,362  $4,165,084  $  54,080,291

CPHP-XI Continental Terrace
  Fort Worth, Texas                     6,481,922     231,946      4,368,054     1,049        786,713     232,995      5,154,767

CPHP-XII - Yale Village
  Houston, Texas                        8,665,377     299,925      4,950,075    19,874      1,059,515     319,799      6,009,590

CPHP-XIII - Atlantis
  Virginia Beach, Virginia              9,285,558     520,607      5,382,387     2,861        931,849     523,468      6,314,236

CPHP-XIV - Kings Row
  Houston, Texas                        8,080,330     193,458      3,586,542       947        925,258     194,405      4,511,800

CPHP-XV - Castle Gardens
  Lubbock, Texas                        4,994,966     161,989      3,106,011       821        688,837     162,810      3,794,848

CPHP-XVI - Rockwell Villa
  Oklahoma City, Oklahoma               1,643,397      75,255      1,160,145     1,168        280,455      76,423      1,440,600

CPHP-XVII - London Square
  Village
  Oklahoma City, Oklahoma               4,976,965     203,978      4,009,000        --        730,087     203,978      4,739,087

CPHP-XVIII - Ascension
  Towers
  Memphis, Tennessee                   10,217,981     176,341      6,551,159        --        904,315     176,341      7,455,474

Coleman Manor Associates Limited
  Partnership - Coleman Manor
  Baltimore, Maryland                   2,154,663      61,281      3,384,621        --        184,710      61,281      3,569,331

CPHP-XX - Holiday Heights
  Fort Worth, Texas                     3,375,768     202,445      1,942,864    43,132        158,237     245,577      2,101,101

CPHP-XXII - Harriet Tubman
  Terrace - Berkeley,
  California                            7,264,193     361,275      3,807,339     5,097        464,243     366,372      4,271,582
                                  ---------------  ----------  -------------  --------  -------------  ----------  -------------

                                  $   141,056,387  $6,548,126  $  90,505,126  $180,407  $  12,937,581  $6,728,533  $ 103,442,707
                                  ===============  ==========  =============  ========  =============  ==========  =============

                                                                                                           LIFE UPON
                                                                                                               WHICH
                                                                 ACCUMULATED                            DEPRECIATION
                                    GROSS AMOUNT AT WHICH       DEPRECIATION                               IN LATEST
                                  CARRIED AT CLOSE OF YEAR      -------------                                 INCOME
                                  ------------------------      BUILDINGS AND    DATE OF       DATE     STATEMENT IS
DESCRIPTION(1)                            TOTAL                 IMPROVEMENTS   CONSTRUCTION  ACQUIRED       COMPUTED
--------------                    ------------------------      -------------  ------------  --------  -------------
BALANCE CARRIED
  FORWARD                              $ 58,245,375             $  29,659,532

CPHP-XI Continental Terrace
  Fort Worth, Texas                       5,387,762                 2,927,006          1971     10/88  20 - 40 years

CPHP-XII - Yale Village
  Houston, Texas                          6,329,389                 3,947,091          1970      8/88  20 - 40 years

CPHP-XIII - Atlantis
  Virginia Beach, Virginia                6,837,704                 3,672,123          1970      7/88  20 - 40 years

CPHP-XIV - Kings Row
  Houston, Texas                          4,706,205                 2,674,659          1968      8/88  20 - 40 years

CPHP-XV - Castle Gardens
  Lubbock, Texas                          3,957,658                 2,232,146          1971      7/88  15 - 40 years

CPHP-XVI - Rockwell Villa
  Oklahoma City, Oklahoma                 1,517,023                   730,117          1970      7/88     27.5 years

CPHP-XVII - London Square
  Village
  Oklahoma City, Oklahoma                 4,943,065                 2,875,062          1975      8/88     27.5 years

CPHP-XVIII - Ascension
  Towers
  Memphis, Tennessee                      7,631,815                 3,753,391          1979      8/88     27.5 years

Coleman Manor Associates Limited
  Partnership - Coleman Manor
  Baltimore, Maryland                     3,630,612                 1,736,036          1903      8/88     27.5 years

CPHP-XX - Holiday Heights
  Fort Worth, Texas                       2,346,678                 1,241,035          1972     10/88       32 years

CPHP-XXII - Harriet Tubman
  Terrace - Berkeley,
  California                              4,637,954                 2,159,598          1975      8/88     27.5 years
                                       ------------             -------------

                                       $110,171,240             $  57,607,796
                                       ============             =============

                              See notes to schedule

                         CENTURY PACIFIC HOUSING FUND-1
--------------------------------------------------------------------------------

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                 DEPRECIATION OF OPERATING PARTNERSHIPS IN WHICH
                    CPHF-I HAS LIMITED PARTNERSHIP INTERESTS
                                DECEMBER 31, 2001

NOTE 1 - DESCRIPTION OF PROPERTIES

The Properties held by the Operating Partnerships in which the Partnership has invested are housing projects, primarily for families and elderly or handicapped individuals of low and moderate income.

NOTE 2 - SCHEDULE OF ENCUMBRANCES

OPERATING PARTNERSHIP             MORTGAGE       RESIDUAL       PURCHASE          OTHER
NAME AND PROPERTY NAME               NOTES           NOTE           NOTE          NOTES          TOTAL
----------------------        ------------   ------------   ------------   ------------   ------------
CPHP-I Charter House          $    768,243   $  1,704,847   $         --   $         --   $  2,473,090

CPHP-II VOA/Sunset Park,
  Ltd. Sunset Park               2,162,532      7,574,722             --        344,118     10,081,372

CPHP-III Highland Park             820,011     12,091,701             --        216,088     13,127,800

CPHP-IV Forest Glen
  Estates                        1,681,129      5,325,786             --         65,701      7,072,616

CPHP-V Jaycee Towers             2,079,173      6,415,833             --        264,703      8,759,709

CPHP-VI Edgewood                 1,673,058      1,144,516             --        226,939      3,044,513

CPHP-VII Gulfway Terrace         2,363,715      4,124,980             --        287,806      6,776,501

CPHP-VIII
  Sunset Townhouses                512,383        996,143             --         19,490      1,528,016

CPHP-IX Wind Ridge               3,033,677        839,369             --         64,165      3,937,211

CPHP-X Bergen Circle             5,398,529     10,883,298             --        832,612     17,114,439

CPHP-XI Continental Terrace      1,740,016      4,301,646             --        440,260      6,481,922

CPHP-XII Yale Village            2,020,796      4,870,956             --      1,773,625      8,665,377

CPHP-XIII Atlantis               1,784,244      7,448,792             --         52,522      9,285,558

CPHP-XIV Kings Row               4,000,000      3,580,421             --        499,909      8,080,330

CPHP-XV Castle Gardens           1,245,596      3,423,180             --        326,190      4,994,966

CPHP-XVI Rockwell Villa            429,822      1,150,939             --         62,636      1,643,397

CPHP-XVII London Square
  Village                        1,825,053      2,860,083             --        291,829      4,976,965

CPHP-XVIII Ascension Towers      2,768,123      6,980,507             --        469,351     10,217,981

Coleman Manor Associates
  Limited Partnership
  Coleman Manor                  2,114,663             --             --         40,000      2,154,663

CPHP-XX Holiday Heights            770,294      2,605,474             --             --      3,375,768

CPHP-XXII Harriet Tubman
  Terrace                        1,241,931      5,800,762        221,500             --      7,264,193
                              ------------   ------------   ------------   ------------   ------------

                              $ 40,432,988   $ 94,123,955   $    221,500   $  6,277,944   $141,056,387
                              ============   ============   ============   ============   ============

                         CENTURY PACIFIC HOUSING FUND-1
--------------------------------------------------------------------------------
                     NOTES TO SCHEDULE III - REAL ESTATE AND
              ACCUMULATED DEPRECIATION OF OPERATING PARTNERSHIPS IN
           WHICH CPHF-I HAS LIMITED PARTNERSHIP INTERESTS - CONTINUED
                                DECEMBER 31, 2001



NOTE 3 - RECONCILIATION OF REAL ESTATE AND ACCUMULATED DEPRECIATION

                                               ACCUMULATED
                                       COST   DEPRECIATION
                               ------------   ------------
Balance at December 31, 1998   $108,071,516   $ 44,753,576
Additions during year:
   Improvements                     844,445             --
   Depreciation                          --      4,295,795
                               ------------   ------------

Balance at December 31, 1999    108,915,961     49,049,371
Additions during year:
   Improvements                     580,382             --
   Depreciation                          --      4,290,578
                               ------------   ------------

Balance at December 31, 2000    109,496,343     53,339,949
Additions during year:
   Improvements                     674,897             --
   Depreciation                          --      4,267,847
                               ------------   ------------

                               $110,171,240   $ 57,607,796
                               ============   ============

                         CENTURY PACIFIC HOUSING FUND-1
--------------------------------------------------------------------------------
                   MORTGAGE LOANS ON REAL ESTATE OF OPERATING
                        PARTNERSHIPS IN WHICH CPHF-I HAS
                          LIMITED PARTNERSHIP INTERESTS
                                DECEMBER 31, 2001

                                                                     Schedule IV


                                                             MONTHLY
                                                             PAYMENTS      ORIGINAL
                                                 FINAL      TO MATURITY      FACE       CARRYING
                                   INTEREST     MATURITY    (NET OF HUD    AMOUNT OF    AMOUNT OF
DESCRIPTION(1)                       RATE         DATE       SUBSIDY)      MORTGAGE    MORTGAGE(2)
--------------                    ----------   ----------   -----------   ----------   ------------
First mortgages assumed
by Operating Partnerships:

Century Pacific Housing
Partnership-I (CPHP-I)
     Charter House
     Dothan, Alabama                       7%  March 2013   $     8,238  $ 1,325,700   $    768,243

CPHP-II VOA/Sunset Park, Ltd.
     Sunset Park                                November
     Denver, Colorado                      7%     2014            8,825    4,859,300      2,162,532

CPHP-III
     Highland Park                              December
     Topeka, Kansas                        3%     2008           10,835    2,914,500        820,011

CPHP-IV
     Forest Glen Estates
     Kansas City, Kansas                 7.5%  April 2013         6,703    2,787,000      1,681,129

CPHP-VI                              3% plus
     Edgewood                       treasury    January
     Danville, Illinois            bill rate      2013           18,928    2,360,000      1,673,058

CPHP-VII
     Gulfway Terrace
     New Orleans, Louisiana                7%  June 2015          8,320    3,616,200      2,363,715

CPHP-IX
     Wind Ridge
     Wichita, Kansas                   8.625%  July 2010         23,800    3,060,000      3,033,677

CPHP-X
     Bergen Circle
     Springfield, Massachusetts         6.92%  March 2018         4,818    7,381,100      5,398,529

CPHP-V
     Jaycee Towers                             September
     Dayton, Ohio                        8.5%     2012            7,701    3,361,200      2,079,173

CPHP-VIII
     Sunset Townhouses                         September
     Newton, Kansas                      8.5%     2012            1,864      828,300        512,383
                                                            -----------  -----------   ------------

BALANCE BROUGHT FORWARD                                         100,032   32,493,300     20,492,450
                                                            -----------  -----------   ------------

                         CENTURY PACIFIC HOUSING FUND-1
                   MORTGAGE LOANS ON REAL ESTATE OF OPERATING
                        PARTNERSHIPS IN WHICH CPHF-I HAS
                          LIMITED PARTNERSHIP INTERESTS
                                DECEMBER 31, 2001

                                                                     Schedule IV

                                                                          MONTHLY
                                                                         PAYMENTS        ORIGINAL
                                                             FINAL      TO MATURITY        FACE         CARRYING
                                              INTEREST      MATURITY    (NET OF HUD      AMOUNT OF     AMOUNT OF
DESCRIPTION(1)                                  RATE          DATE        SUBSIDY)       MORTGAGE     MORTGAGE(2)
--------------                                --------    ------------  ------------   ------------   ------------
BALANCE BROUGHT FORWARD                                                 $    100,032   $ 32,493,300   $ 20,492,450

CPHP-XI
     Continental Terrace
     Fort Worth, Texas                               7%    March 2013          8,636      3,002,600      1,740,016

CPHP-XII
     Yale Village                                          December
     Houston, Texas                                8.5%      2011              9,655      3,363,300      2,020,796

CPHP-XIII
     Atlantis
     Virginia Beach, Virginia                      8.5%    March 2012          7,336      2,946,500      1,784,244

CPHP-XIV
     Kings Row
     Houston, Texas                                7.0%    June 2015          22,595      4,000,000      4,000,000

CPHP-XV
     Castle Gardens
     Lubbock, Texas                                8.5%    June 2015           4,808      1,949,900      1,245,596

CPHP-XVI
     Rockwell Villa                                       September
     Oklahoma City, Oklahoma                         7%      2013              1,968        812,700        429,822

CPHP-XVII
     London Square Village
     Oklahoma City, Oklahoma                       7.5%    June 2012           8,020      3,153,900      1,825,053

CPHP-XVIII
     Ascension Towers
     Memphis, Tennessee                              7%     May 2015           9,671      4,290,000      2,768,123

Coleman Manor Associates
     Limited Partnership
        Coleman Manor
        Baltimore, Maryland                         10%    July 2029          12,545      2,365,000      2,114,663

CPHP-XX
     Holiday Heights
     Fort Worth, Texas                               7%    April 2014          3,272      1,252,700        770,294

CPHP-XXII
     Harriet Tubman Terrace
     Berkeley, California                            7%   October 2015         4,233      1,882,700      1,241,931
                                                                        ------------   ------------   ------------

                                                                        $    192,771   $ 61,512,600   $ 40,432,988
                                                                        ============   ============   ============



                              See notes to schedule

                         CENTURY PACIFIC HOUSING FUND-1
--------------------------------------------------------------------------------
                   MORTGAGE LOANS ON REAL ESTATE OF OPERATING
                        PARTNERSHIPS IN WHICH CPHF-I HAS
                          LIMITED PARTNERSHIP INTERESTS
                                DECEMBER 31, 2001


                                                                     Schedule IV

                                                               MONTHLY
                                                               PAYMENTS       ORIGINAL
                                                 FINAL       TO MATURITY        FACE         CARRYING
                                  INTEREST      MATURITY     (NET OF HUD      AMOUNT OF      AMOUNT OF
DESCRIPTION(1)                      RATE          DATE         SUBSIDY)        MORTGAGE     MORTGAGE(2)
--------------                    --------    ------------   ------------    ------------   ------------
Residual notes (second
mortgages):

Century Pacific Housing
Partnership-I (CPHP-I)
     Charter House                              December
     Dothan, Alabama                    (1)       2002                 (1)   $    781,581   $  1,704,847

CPHP-II
     VOA/Sunset Park, Ltd.
     Sunset Park                                December
     Denver, Colorado                   (1)       2002                 (1)      2,462,936      7,574,722

CPHP-III
     Highland Park                              December
     Topeka, Kansas                     (1)       2002                 (1)      3,936,695     12,091,701

CPHP-IV
     Forest Glen Estates                        December
     Kansas City, Kansas                (1)       2002                 (1)      1,733,923      5,325,786

CPHP-VI
     Edgewood                                   December
     Danville, Illinois                 (1)       2002                 (1)        415,192      1,144,516

CPHP-VII
     Gulfway Terrace                            December
     New Orleans, Louisiana             (1)       2002                 (1)      1,255,000      4,124,980

CPHP-IX
     Wind Ridge                                 December
     Wichita, Kansas                    (1)       2003                 (1)      1,053,084        839,369

CPHP-X
     Bergen Circle
     Springfield, Massachusetts         (1)    July 2013               (1)      3,547,072     10,883,298

CPHP-V
     Jaycee Towers
     Dayton, Ohio                       (1)   October 2005             (1)      2,245,673      6,415,833

CPHP-VIII
     Sunset Townhouses
     Newton, Kansas                     (1)   August 2003              (1)        341,229        996,143
                                                                             ------------   ------------

BALANCE BROUGHT FORWARD                                                        17,772,385     51,101,195
                                                                             ------------   ------------

                         CENTURY PACIFIC HOUSING FUND-1
--------------------------------------------------------------------------------
                   MORTGAGE LOANS ON REAL ESTATE OF OPERATING
                        PARTNERSHIPS IN WHICH CPHF-I HAS
                          LIMITED PARTNERSHIP INTERESTS
                                DECEMBER 31, 2001

                                                                     Schedule IV

                                                                          MONTHLY
                                                                          PAYMENTS       ORIGINAL
                                                             FINAL      TO MATURITY        FACE          CARRYING
                                             INTEREST      MATURITY     (NET OF HUD      AMOUNT OF      AMOUNT OF
DESCRIPTION(1)                                 RATE          DATE         SUBSIDY)        MORTGAGE     MORTGAGE(2)
--------------                               --------    ------------   ------------    ------------   ------------
BALANCE BROUGHT FORWARD                                                                 $ 17,772,385   $ 51,101,195

CPHP-XI
     Continental Terrace
     Fort Worth, Texas                             (1)   October 2003             (1)      1,595,364      4,301,646

CPHP-XII
     Yale Village
     Houston, Texas                                (1)   August 2003              (1)      1,255,000      4,870,956

CPHP-XIII
     Atlantis
     Virginia Beach, Virginia                      (1)    July 2003               (1)      2,552,584      7,448,792

CPHP-XIV
     Kings Row
     Houston, Texas                                (1)    August 2003             (1)      1,537,518      3,580,421

CPHP-XV
     Castle Gardens
     Lubbock, Texas                                (1)    July 2003               (1)      1,160,247      3,423,180

CPHP-XVI
     Rockwell Villa
     Oklahoma City, Oklahoma                       (1)    July 2003               (1)        398,629      1,150,939

CPHP-XVII
     London Square Village
     Oklahoma City, Oklahoma                       (1)    July 2003               (1)        979,071      2,860,083

CPHP-XVIII
     Ascension Towers
     Memphis, Tennessee                            (1)    August 2003             (1)      2,404,667      6,980,507

CPHP-XX
     Holiday Heights
     Fort Worth, Texas                             (1)    October 2004            (1)        909,472      2,605,474

CPHP-XXII
     Harriet Tubman Terrace                                December
     Berkeley, California                          (1)       2003                 (1)      2,036,000      5,800,762
                                                                                        ------------   ------------

                                                                                        $ 32,600,937   $ 94,123,955
                                                                                        ============   ============



                              See notes to schedule

                         CENTURY PACIFIC HOUSING FUND-1
--------------------------------------------------------------------------------
                  NOTES TO SCHEDULE IV - MORTGAGE LOANS ON REAL
                    ESTATE OF OPERATING PARTNERSHIPS IN WHICH
                    CPHF-I HAS LIMITED PARTNERSHIP INTERESTS
                                DECEMBER 31, 2001

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

NOTE 2 - RECONCILIATION OF MORTGAGES AND RESIDUAL NOTES

                                    FOR THE YEAR ENDED
                                    DECEMBER 31, 2001
                               ----------------------------
                                 MORTGAGE        RESIDUAL
                                  LOANS           NOTES
                               ------------    ------------
Balance at December 31, 1998   $ 41,234,855    $ 77,235,906
  Additions during year:
    Accrued interest                     --       7,028,848
  Deductions during year:
    Payments                     (2,240,789)             --
                               ------------    ------------

Balance at December 31, 1999     38,994,066      84,264,754
  Additions during year:
    Accrued interest                     --       7,119,427
    New mortgage loan             3,060,000              --
  Deductions during year:
    Payments                     (2,806,929)     (2,044,850)
                               ------------    ------------

Balance at December 31, 2000     39,247,137      89,339,331
  Additions during year:
    Accrued interest                     --       7,417,773
    New mortgage loan             4,000,000              --
  Deductions during year:
    Payments                     (2,814,149)     (2,633,149)
                               ------------    ------------

                               $ 40,432,988    $ 94,123,955
                               ============    ============

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


                                       CENTURY PACIFIC HOUSING FUND - I

                                       By: Irwin Jay Deutch, as Managing General
                                           Partner



Date: July 15, 2002                    /s/ IRWIN JAY DEUTCH
                                       -----------------------------------------


                                       and


                                       Century Pacific Capital I Corporation, as
                                       Corporate General Partner and as
                                       Attorney-in-Fact for all Investor Limited
                                       Partners




Date: July 15, 2002                        /s/ IRWIN JAY DEUTCH
                                           -------------------------------------
                                       By: Irwin Jay Deutch, President

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






January 27, 2000

                  COLEMAN MANOR ASSOCIATES LIMITED PARTNERSHIP
                                    052-35464
--------------------------------------------------------------------------------
                                  BALANCE SHEET
                                   PAGE 1 OF 2
                                DECEMBER 31, 1999




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
                                                                                          ============


--------------------------------------------------------------------------------
See the accompanying notes to financial statements.                       Page 2

                  COLEMAN MANOR ASSOCIATES LIMITED PARTNERSHIP
                                    052-35464
--------------------------------------------------------------------------------
                                  BALANCE SHEET
                                   PAGE 2 OF 2
                                DECEMBER 31, 1999




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
                                                                                          ============


--------------------------------------------------------------------------------
See the accompanying notes to financial statements.                       Page 3

                  COLEMAN MANOR ASSOCIATES LIMITED PARTNERSHIP
                                    052-35464
--------------------------------------------------------------------------------
                          STATEMENT OF PROFIT AND LOSS
                      FOR THE YEAR ENDED DECEMBER 31, 1999

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
                                                                   ===========


------------------------------------------------------------------------------
See the accompanying notes to financial statements.                     Page 7

                  COLEMAN MANOR ASSOCIATES LIMITED PARTNERSHIP
                                    052-35464
--------------------------------------------------------------------------------
                             STATEMENT OF CASH FLOWS
                                   PAGE 1 OF 2
                      FOR THE YEAR ENDED DECEMBER 31, 1999

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
                                                                                                -----------

S1200T       END OF PERIOD CASH                                                                  $   6,814
                                                                                                ===========


--------------------------------------------------------------------------------
See the accompanying notes to financial statements.                       Page 8

                  COLEMAN MANOR ASSOCIATES LIMITED PARTNERSHIP
                                    052-35464
--------------------------------------------------------------------------------
                             STATEMENT OF CASH FLOWS
                                   PAGE 2 OF 2
                      FOR THE YEAR ENDED DECEMBER 31, 1999

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
S1200-605            Increase in entity/construction liability accounts
S1200-606              Management fee expense                                     S1200-607         19,800
                                                                                                -----------

S1200-610          NET CASH PROVIDED BY OPERATING ACTIVITIES                                     $  17,628
                                                                                                ===========


--------------------------------------------------------------------------------
See the accompanying notes to financial statements.                       Page 9

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