Form 10-Q
period 2002-06-30
CENTURY PACIFIC HOUSING FUND I
filed 2002-09-04
CIK 809034

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Quarter Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

                       For the Quarter ended June 30, 2002

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

Yes [x}        No[ ]

                         CENTURY PACIFIC HOUSING FUND I



                                TABLE OF CONTENTS

                                                                            Page
PART I     FINANCIAL INFORMATION

   Item 1  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................3

PART II    OTHER INFORMATION....................................(Not Applicable)

                         CENTURY PACIFIC HOUSING FUND-I

                                  BALANCE SHEET
                                   (Unaudited)

                                                  June 30,             March 31,
                                                    2002                 2002
                                                -----------           -----------
                       ASSETS

Cash                                            $       522           $       569
Receivable from Related Parties(Note 3)               4,934                 4,934
Investments in Limited Partnerships
   (Note 4)                                               0                     0
                                                -----------           -----------
                                                $     5,456           $     5,503
                                                -----------           -----------


           LIABILITIES AND PARTNERS' EQUITY

Accounts Payable and Accrued Expenses                 5,000                 9,285
Advance From Affiliate                               62,455                62,455
Amounts Payable to Related Parties
   (Note 3)                                       1,099,818             1,080,533
                                                -----------           -----------
                                                  1,167,273             1,152,273
                                                -----------           -----------

Commitments and Contingencies

Partners' Equity, per accompanying
   statement
   General Partners                                (401,959)             (401,658)
   Limited Partners                                (759,858)             (745,112)
                                                -----------           -----------
                                                 (1,161,817)           (1,146,770)
                                                -----------           -----------
                                                      5,456                 5,503
                                                -----------           -----------


The accompanying notes are an integral part of this statement.

                         CENTURY PACIFIC HOUSING FUND-I

                               STATEMENT OF INCOME
                                   (Unaudited)

                                         Three Months Ended
                                              June 30,
                                          2002        2001
                                         ------      ------
Revenues:

   Interest Income                           $0          $0
   Other Income                               0           0
                                       --------    --------
                                              0           0
                                       --------    --------

Expenses:

   General and Administrative(Note 3)    15,047      15,013
   Equity in Net Losses of Operating
      Partnership (Note 4)                    0           0
                                       --------    --------
                                        (15,047)    (15,013)
                                       --------    --------

Net Income (Loss)                       (15,047)    (15,013)
                                       --------    --------


The accompanying notes are an integral part of this statement.

                         CENTURY PACIFIC HOUSING FUND-I
                          STATEMENT OF PARTNERS' EQUITY
                                  June 30, 2002
                                   (Unaudited)

                          Original          General          Limited            Limited
                          Partners          Partners         Partners            Total
                         -----------       -----------      -----------       -----------
Balance at March 31,
   2002                  ($  401,658)      $         0      ($  745,112)      ($1,146,770)

Net Income (Loss)               (301)                0          (14,746)          (15,047)
                         -----------       -----------      -----------       -----------

Equity (Deficit) at
   Jun. 30, 2002         ($  401,959)      $         0      ($  759,858)      ($1,161,817)
                         -----------       -----------      -----------       -----------

Percentage Interest
   Jun 30, 2002                    1%                1%              98%              100%
                         -----------       -----------      -----------       -----------


The accompanying notes are an integral part of this statement.

                         CENTURY PACIFIC HOUSING FUND-I

                            STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                            Three Months Ended
                                                 June 30,
                                             2002        2001
                                            ------      ------
Cash Flow From Financing Activities:

Increase (Decrease) in Amounts Payable
   to Related Parties                     $ 19,285      $15,000
Increase in Amounts Receivable From
   Related Parties                               0            0
                                          --------      -------
   Net Cash Provided by Financing
      Activities                          $ 19,285      $15,000
                                          --------      -------


Cash Flow From Investing Activities:

Net Investments in Limited Partnerships   $      0      $     0
                                          --------      -------

   Net Cash Used in Investing Activities  $      0      $     0
                                          --------      -------

Cash Flow From Operating Activities:

Interest Received                         $      0      $     0
Transfer Fees Received                           0            0
General and Administrative Expenses        (15,047)     (15,013)
Reduction in Accounts Payable               (4,285)      (3,300)
                                          --------      -------

   Net Cash Provided By (Used in)
      Operating Activities               ($ 19,332)    ($18,313)
                                          --------      -------

Net Increase (Decrease) in Cash and
   Cash Equivalents                      ($     47)    ($ 3,313)

Cash and Cash Equivalents at Beginning
   of Period                                   569        4,685
                                          --------      -------

Cash and Cash Equivalents at End of
   Period                                 $    522      $ 1,372
                                          --------      -------

The accompanying notes are an integral part of this statement.

                         CENTURY PACIFIC HOUSING FUND-I
                        a California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS
                       For the Quarter Ended June 30, 2002


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

Basis of Presentation

The accompanying unaudited financial statements of Century Pacific Housing Fund I (the "Company") as of June 30, 2002 and March 31, 2002(the March 31, 2002 financial information included herein has been extracted from the Company's audited financial statements on Form 10-K) and for the three months ended June 30, 2002 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial statements have been made.

The statements of operations for the three months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the financial statements and related notes thereto included on form 10-K for the year ended March 31, 2002.


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

NOTE 4 -  INVESTMENTS IN OPERATING PARTNERSHIPS:

The following is a summary of the Partnership's investments in Operating
Partnerships:

                                        Three Months Ended        Year Ended
                                           Jun. 30, 2002         March 31,2002
                                           -------------         -------------
Cash Contributions to Operating
Partnerships to fund purchase of
beneficial interest in Properties           $15,497,467           $15,497,467

Cash Contributions to Operating
Partnerships to fund operations                   6,150                 6,150

Cash Distribution from Operating
Partnerships                                     (6,326)               (6,326)

Acquisition and Organization Cost             3,342,778             3,342,778

Equity in net losses of Operating
Partnerships                                (18,840,069)          (18,840,069)
                                            ------------          -----------
                                            $         0                     0
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

The following combined statements of operations is prepared on the accrual basis and summarizes the operations of the Operating Partnerships for the three months ended June 30, 2002 and June 30,2001.

                                    Three Months Ended
                                         June 30,
                                   2002            2001
                                ----------      ----------
Revenues:
  Rental Income                  4,213,441      $4,053,465
  Other                             99,943          78,766
                                ----------      ----------
                                 4,313,384       4,132,231
                                ----------      ----------
Expenses:
  Operating, General & Adm.      3,481,727       3,517,642
  Depreciation                   1,035,466       1,127,037
  Interest                         758,859         556,972
                                ----------      ----------
                                 5,276,052       5,201,651
                                ----------      ----------
Net Income (Loss)                ($962,668)    ($1,069,420)
                                ==========      ==========

                         CENTURY PACIFIC HOUSING FUND-I
                                PROPERTY SUMMARY
                       For the Quarter Ended June 30, 2002


CHARTER HOUSE APARTMENTS - Dothan, Alabama

Charter House Apartments is a complex of 25 garden-style residential buildings comprised of 100 units and a separate office facility on 14 acres of well-landscaped, rolling terrain. The unit mix consists of 52 two-bedroom and 48 three-bedroom units.

Occupancy rate was 100% at June 30, 2002. Cash flow from operations was adequate to cover operating costs, debt service, and reserve accounts while maintaining levels for contingencies. Property rents were last increased in July 1993, and current annual gross potential rental revenue is approximately $251,500.


SUNSET PARK APARTMENTS - Denver, Colorado

Sunset Park Apartments is a contemporary 13-story elevator building of steel and masonry construction. The 242 units in the building consist of 3 two-bedroom units, 155 one-bedroom, and 84 efficiency units.

Occupancy rate averaged 95% during the quarter. Cash flow from operations was adequate to cover operating costs, debt service and reserve accounts. Property rents were last increased in May and June, 2000, and the current annual gross potential rental revenue is approximately $1,163,736.

HIGHLAND PARK APARTMENTS - Topeka, Kansas

Highland Park Apartments is a 200-unit townhouse complex of 30 residential buildings situated on 15 acres. The two-story, modern townhouse buildings of wood frame and brick consist of 20 one-bedroom, 140 two-bedroom and 40 three-bedroom apartments.

The property's occupancy rate averaged 89% for the last months. Cash flow from operations was sufficient to cover operating costs, debt service and reserve accounts. A property rent increase took effect in Sept. 2001, bringing the annual gross potential revenue to approximately $882,000.

In May 2002, the land, building and personal property was sold for approximately $2,800,000.


FOREST GLEN ESTATES - Kansas City, Kansas

Forest Glen Estates is a 160-unit complex of 26 residential buildings situated on 17 acres. The property is comprised of one, two and three bedroom units with 140 two and three bedrooms in a multi-level townhouse style consisting of ground floor living and dining areas, upstairs bedrooms, and a basement.

Occupancy averaged 94% during the quarter. Cash flow from operations was barely adequate to meet operating costs, debt service, and reserve accounts. Property rents were last increased in July 2001 and current annual gross potential rental revenue is approximately $945,504.

In June 2002, the land, building and personal property was sold for approximately $3,500,000.

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



The property's occupancy rate averaged 70% for the quarter. Cash flow was adequate to cover operating expenses and debt service. Property rents were increased in June 2001, bringing the current annual gross potential rental revenue to approximately $928,800.

GULFWAY TERRACE APARTMENTS - New Orleans, Louisiana

Gulfway Terrace is an attractive 205-unit complex of 30 two-story apartment buildings and one single-story management office building on approximately 9 acres. The one-bedroom units are flats while the two and three-bedroom units are designed as townhouses.

Occupancy was 95% at quarter's end. Cash flow was adequate to cover debt service and operating expenses. A property rent increase took effect in November 2000, bringing the current annual gross potential rental revenue to approximately $1,001,400.

SUNSET TOWNHOUSES - Newton, Kansas

Sunset Townhouse Apartments is a garden style complex of 10 rectangular buildings designed as two-story townhouses on 6.4 acres of land. There are 50 units in the complex made up of 32 two-bedrooms and 18 three-bedroom units.

Occupancy rate averaged 54% for the quarter. Cash flow was barely adequate to cover operating costs, debt service and reserves. Property rents were last increased in April 1996, and annual gross potential rental revenue is approximately $211,800.


WIND RIDGE APARTMENTS (Aka Meridian Village) - Wichita, Kansas

Wind Ridge Apartments is a 136-unit townhouse complex consisting of 35 two-story buildings situated on a 10-acre site. Constructed in 1969, the complex consists of 12 one-bedroom flats and 48 two-bedroom, 60 three-bedroom and 16 four-bedroom townhouse units.

Occupancy averaged 85% during the quarter. Cash flow was barely adequate to cover operating expenses and debt service. Property rents were last adjusted in October 2001 and annual gross potential rental revenue is approximately $804,576.


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

Occupancy averaged 93% and cash flow was barely adequate to meet operating costs, debt service, reserve accounts and contingencies. A property rent increase took effect in September 2001, raising the current annual gross potential rental revenue to $1,099,392.


YALE VILLAGE - Houston, Texas

Constructed in 1970, this garden-style complex consists of 250 units in 35 two-story buildings situated on 12.7 acres of land. There are 38 one-bedroom, 88 two-bedroom, 88 three-bedroom, 28 four-bedroom and 8 five-bedroom townhouse apartments.

The property averaged an 99% occupancy rate and cash flow was barely adequate to cover operating costs, debt service and reserve accounts, and contingencies. Property rents were last adjusted in September 2001 and annual gross potential rental revenue is approximately $1,589,760.


ATLANTIS APARTMENTS - Virginia Beach, Virginia

Constructed in 1970, this 208-unit complex is made up of 19 two-story buildings on over 14 acres of land. There are 20 one-bedroom, 96 two-bedroom and 92 three-bedroom apartments.

The property's occupancy rate was 98% during the quarter. Cash flow was barely adequate to cover operating costs, debt service and reserve accounts. Property rents were last adjusted in May 2001, and the current annual gross potential rental revenue is approximately $1,249,104.


KINGS ROW - Houston, Texas

Constructed in 1968, this garden-style apartment complex consists of 180 units arranged in 18 two-story buildings on approximately 10 acres of land. The complex includes 20 one-bedroom, 54 two-bedroom, 82 three-bedroom and 24 four-bedroom apartments.

The property had a 71% occupancy rate for the quarter and cash flow was ample to satisfy debt service, operating costs, and reserve accounts. Property rents were last increased in May 2002. Annual gross potential rental revenue is approximately $1,193,928.


CASTLE GARDENS - Lubbock, Texas

Constructed in 1971, this garden-style complex consists of 152 apartments arranged in 14 two-story rectangular buildings.

It has 16 one-bedroom, 104 two-bedroom and 32 three-bedroom units.

Occupancy rate was 95% during the quarter. Cash flow from operations was barely adequate to cover operating costs, debt service, reserve accounts and other contingencies. Property rents were increased in September 2001, and annual gross potential revenue is approximately $890,748.


ROCKWELL VILLAS - Oklahoma City, Oklahoma

This garden-style complex consists of 60 units arranged in 5 buildings on approximately 4 acres of land. Constructed in 1970, the buildings include 24 one-bedroom, 24 two-bedroom, and 12 three-bedroom apartments.

Occupancy rate averaged 83% during the quarter. Cash flow was barely adequate to cover operating costs, debt service, and reserve accounts for contingencies. Property rents were last adjusted in November 2001, and annual gross potential rental revenue is approximately $284,256.


LONDON SQUARE - Oklahoma City, Oklahoma

Constructed in 1970, this garden-style complex is made up of 18 rectangular two-story buildings, situated on over 12 acres of land. There are a total of 200 units consisting of 24 one-bedroom, 96 two-bedroom and 80 three-bedroom apartments.

The property's occupancy rate averaged 94% for the quarter. Cash flow was barely adequate to cover operating costs, debt service and reserve accounts. Property rents were last increased in March 2002, and annual gross potential rental revenue is approximately $1,101,792.


ASCENSION TOWERS - Memphis, Tennessee

Constructed in 1975, the property is a 13-story high-rise apartment building designated for the elderly and/or handicapped. Situated on almost 2 acres of land, the building contains 195 one-bedroom units and an office on the ground floor.

The property boasts a 90% occupancy for several quarters in a row. Cash flow was adequate to cover operating costs, debt service and reserve accounts. Property rents were last increased in January 2000. Annual gross potential rental revenue is approximately $825,684.



COLEMAN MANOR - Baltimore, Maryland

This historic property, originally built in 1903, was reconstructed in 1988. This four-story building designated for the elderly and/or handicapped, consists of 47 one-bedroom units and 3 reserved guest/managerial units.

Occupancy was 96% during the quarter. Cash flow was adequate to cover operating costs, debt service and reserve accounts. Property rents were last increased in December 1997, and annual gross potential rental revenue is approximately $365,100.


HOLIDAY HEIGHTS - Fort Worth, Texas

Constructed in 1972, the garden-style complex consists of 100 units, arranged in 20 two-story buildings, situated on over 9 acres of land. There are 40 one-bedroom, 44 two-bedroom and 16 three-bedroom apartments.

The property had a 97% occupancy rate. Cash flow was adequate to cover operating costs, debt service, and reserve accounts. The property's last rent increase was in September 2001.Annual gross potential rental revenue is approximately $625,608.


HARRIET TUBMAN - Berkeley, California

This property is a mid-rise apartment building with 91 units for the elderly and/or handicapped. Constructed in 1975, the six-story structure is made up of 1 two-bedroom, 42 one-bedroom and 48 studio apartments.

Occupancy was 98% for the quarter and cash flow was adequate to satisfy debt service, operating costs, and reserve accounts. Property rents were increased in August 2001, and the current annual gross potential rental revenue is approximately $568,932.



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


                                CENTURY PACIFIC HOUSING FUND-I
                                a California limited partnership

                           By:  Century Pacific Capital Corporation,
                                a California Corporation
                                General Partner



                                 By:  Irwin J. Deutch
                                      ------------------------------
                                      Irwin J. Deutch
                                      President



I, Irwin J. Deutch, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Century Pacific Housing Fund-I.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether of not there was significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 8-30-02
                                 By:  Irwin J. Deutch
                                      ------------------------------
                                      Irwin J. Deutch
                                      President