Form 10-Q
period 2002-09-30
CENTURY PACIFIC HOUSING FUND I
filed 2002-12-02
CIK 809034

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Quarter Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

           For the Quarter ended September 30, 2002

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

Yes [x]        No[ ]

                         CENTURY PACIFIC HOUSING FUND I



                                TABLE OF CONTENTS

                                                               Page
                                                               ----
PART I     FINANCIAL INFORMATION
            Item 1  Financial Statements and Supplementary
                        Data ..................................   3
            Item 2  Management's Discussion and Analysis
                    Of Financial Condition and Results of
                    Operations ................................  11
            Item 3  Quantitative and Qualitative Disclosures
                    About Market Risk .........................  16
            Item 4  Controls and Procedures ...................  16
PART II   OTHER INFORMATION
            Item 6  Exhibits and Reports on Form 8-K ..........  17

SIGNATURE

CERTIFICATIONS

EXHIBITS

PART I   FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS



                         CENTURY PACIFIC HOUSING FUND-I

                                  BALANCE SHEET
                                   (Unaudited)


                                                                  Sept. 30,                  March 31,
                                                                     2002                      2002
                                                                 -----------               -----------
                       ASSETS
Cash                                                             $         0               $       569
Receivable from Related Parties(Note 3)                                4,934                     4,934
Investments in Limited Partnerships
   (Note 4)                                                                0                         0
                                                                 -----------               -----------
                                                                 $     4,934               $     5,503
                                                                 -----------               -----------
         LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Accounts Payable and Accrued Expenses                                  5,000                     9,285
Advance From Affiliate                                                62,455                    62,455
Amounts Payable to Related Parties
   (Note 3)                                                        1,114,747                 1,080,533
                                                                 -----------               -----------
                                                                   1,182,202                 1,152,273
                                                                 -----------               -----------
Commitments and Contingencies
Partners' Equity(Deficit), per
   accompanying statement
   General Partners                                                 (402,268)                 (401,658)
   Limited Partners, $1,000
      stated value per unit,
      50,000 units authorized,
      22,315 units issued and
      outstanding                                                   (775,000)                 (745,112)
                                                                 -----------               -----------
                                                                  (1,177,268)               (1,146,770)
                                                                 -----------               -----------
                                                                 $     4,934               $     5,503
                                                                 -----------               -----------


The accompanying notes are an integral part of this statement.

                         CENTURY PACIFIC HOUSING FUND-I

                            STATEMENT OF OPERATIONS
                                 (Unaudited)

                                                      Three Months Ended              Six Months Ended
                                                          September 30,                 September 30,
                                                  -------------------------       -----------------------
                                                    2002             2001           2002           2001
                                                  --------         --------       --------       --------
Revenues:
   Interest Income                                $      0         $      0       $      0       $      0
   Other Income                                          0                0              0              0
                                                  --------         --------       --------       --------
                                                         0                0              0              0
                                                  --------         --------       --------       --------
Expenses:
   General and Administrative(Note 3)               15,451           15,109         30,498         30,122
   Equity in Net Losses of Operating
      Partnership (Note 4)                               0                0              0              0
                                                  --------         --------       --------       --------
                                                    15,451           15,109         30,498         30,122
                                                  --------         --------       --------       --------
Net Loss                                          $(15,451)        $(15,109)      $(30,498)      $(30,122)
                                                  --------         --------       --------       --------
Allocation of Net Loss
   General Partners                               $   (309)        $   (302)      $   (610)      $   (602)
   Limited Partners                                (15,142)         (14,807)       (29,888)       (29,520)
                                                  --------         --------       --------       --------
                                                 $ (15,451)        $(15,109)      $(30,498)      $(30,122)
                                                  ========         ========       ========       ========
Net Loss Per Unit of Limited
   Partnership Interest                                 (1)              (1)            (1)            (1)
                                                  ========         ========       ========       ========
Average Number of Units
   Outstanding                                      22,315           22,315         22,315         22,315
                                                  ========         ========       ========       ========

         The accompanying notes are an integral part of this statement.

                         CENTURY PACIFIC HOUSING FUND-I

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)
                               September 30, 2002
                                  (Unaudited)

                                       General             Limited
                                       Partners           Partners            Total
                                      -----------        -----------        -----------
Balance at March 31,
    2002                              $  (401,658)       $  (745,112)       $(1,146,770)

Net Loss                                     (610)           (29,888)           (30,498)
                                      -----------        -----------        -----------
Equity (Deficit) at

  September 30, 2002                  $  (402,268)       $  (775,000)       $(1,177,268)
                                      -----------        -----------        -----------
Percentage Interest
  September 30, 2002                            2%                98%               100%
                                      -----------        -----------        -----------

         The accompanying notes are an integral part of this statement.

                         CENTURY PACIFIC HOUSING FUND-I

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                  Six Months Ended
                                                     September 30,
                                              -----------------------
                                                2002           2001
                                              --------       --------
Cash Flow From Operating Activities:
Interest Received                             $      0       $      0
Transfer Fees Received                               0              0
General and Administrative Expenses            (30,498)       (30,122)
Reduction in Accounts Payable                   (4,285)        (4,300)
                                              --------       --------
   Net Cash Provided by (Used in)
     Operating Activities                     $(34,783)      $(34,422)
                                              --------       --------
Cash Flow From Investing Activities:
Net Investments in Limited Partnerships       $      0       $      0
                                              --------       --------
   Net Cash Used in Investing Activities      $      0       $      0
                                              --------       --------
Cash Flow From Financing Activities:
Increase (Decrease)in Amounts Payable
   to Related Parties                         $ 34,214       $ 30,000
Increase in Amounts Receivable From
   Related Parties                                   0              0
                                              --------       --------
   Net Cash Provided By Financing
      Financing Activities                    $ 34,214       $ 30,000
                                              --------       --------
Net Decrease in Cash and
   Cash Equivalents                           $   (569)      $ (4,422)
Cash and Cash Equivalents at Beginning
   of Period                                       569          4,685
                                              --------       --------
Cash and Cash Equivalents at End of
   Period                                     $      0       $    263
                                              --------       --------

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

The Partnership acquired limited partnership interest ranging from 90% to 99% in 21 Operating Partnerships, which have invested in rental property.

Basis of Presentation

The accompanying unaudited financial statements of Century Pacific Housing Fund I (the "Company") as of September 30, 2002 and March 31, 2002(the March 31, 2002 financial information included herein has been extracted from the Company's audited financial statements on Form 10-K) and for the three and six months ended September 30, 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934. Accordingly,they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Partnership's management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial statements have been made.

The statements of operations for the three and six months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the financial statements and related notes thereto included on form 10-K for the year ended March 31, 2002.

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

Basis of Accounting:

The Partnership maintains its financial records on the tax basis. Memorandum entries, while not recorded in the records of the Partnership, have been made in the financial statements to reflect accounting principles generally accepted in the United States of America.

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

NOTE  4 - INVESTMENTS IN OPERATING PARTNERSHIPS:

The following is a summary of the Partnership's investments in Operating
Partnerships:

                                         Sept. 30, 2002    March 31,2002
                                         --------------    --------------
Cash Contributions to Operating
Partnerships to fund purchase of
beneficial interest in Properties        $ 15,497,467     $ 15,497,467

Cash Contributions to Operating
Partnerships to fund operations                 6,150            6,150

Cash Distribution from Operating

Partnerships                                   (6,326)          (6,326)

Acquisition and Organization Cost           3,342,778        3,342,778

Equity in net losses of Operating
Partnerships                              (18,840,069)     (18,840,069)
                                         ------------     ------------
                                         $          0     $          0
                                         ============     ============

The names and locations of the Properties in which the Operating Partnerships hold beneficial interests are as follows:

          Name of
  Operating Partnership     Property Name                  Location
Century Pacific
Housing Partnership-
I (CPHP-I)                 Charter House                 Dothan, Alabama
CPHP-II                    Sunset Park                   Denver, Colorado
CPHP-III                   Highland Park                 Topeka, Kansas
CPHP-IV                    Forest Glen Estates           Kansas City, Kansas
CPHP-V                     Jaycee Towers                 Dayton, Ohio
CPHP-VI                    Green Meadows                 Danville, Illinois
CPHP-VII                   Gulfway Terrace               New Orleans, Louisiana
CPHP-VIII                  Sunset Townhouses             Newton, Kansas
CPHP-IX                    Wind Ridge                    Wichita, Kansas
CPHP-X                     Bergen Circle                 Springfield, MA.
CPHP-XI                    Continental Terrace           Fort Worth, Texas
CPHP-XII                   Yale Village                  Houston, Texas
CPHP-XIII                  Atlantis                      Virginia Beach, VA.
CPHP-XIV                   Kings Row                     Houston, Texas
CPHPXV                     Castle Gardens                Lubbock, Texas
CPHP-XVI                   Rockwell Villas               Oklahoma City, OK.
CPHP-XVII                  London Square Village         Oklahoma City, OK.
CPHP-XVIII                 Ascension Towers              Memphis, Tennessee
CPHP-XIX                   Coleman Manor                 Baltimore, Maryland
CPHP-XX                    Holiday Heights               Fort Worth, Texas
CPHP-XXII                  Harriet Tubman Terrace        Berkeley, California

The following combined statements of operations is prepared on the accrual basis and summarizes the operations of the Operating Partnerships for the three months ended September 30, 2002 and September 30,2001 and for the six months ended September 30, 2002 and September 30, 2001.

                          Three Months Ended            Six Months Ended
                             September 30,                September 30,
                         2002           2001           2002            2001
                     ----------     ----------      ----------      ----------
Revenues:
  Rental Income      $3,938,455     $4,057,204      $8,151,896      $8,110,669
  Other                  96,523         70,735         196,466         149,501
                     ----------     ----------      ----------      ----------
                      4,034,978      4,127,939       8,348,362       8,260,170
                     ----------     ----------      ----------      ----------
Expenses
  Oper, Gen.& Adm.    3,194,279      3,568,241       6,676,006       7,085,883
  Depreciation          930,356      1,129,938       1,965,822       2,256,975
  Interest              778,362        484,360       1,537,221       1,041,332
                     ----------     ----------      ----------      ----------
                      4,902,997      5,182,539      10,179,049      10,384,190
                     ----------     ----------      ----------      ----------
Net Loss              $(868,019)   $(1,054,600)    $(1,830,687)    $(2,124,020)
                      =========    ===========     ===========     ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Results of Operations

CHARTER HOUSE APARTMENTS - Dothan, Alabama

Charter House Apartments is a complex of 25 garden-style residential buildings comprised of 100 units and a separate office facility on 14 acres of well-landscaped, rolling terrain. The unit mix consists of 52 two-bedroom and 48 three-bedroom units.

Occupancy rate was 100% at September 30, 2002. Cash flow from operations was adequate to cover operating costs, debt service, and reserve accounts while maintaining levels for contingencies. Property rents were last increased in July 1993, and current annual gross potential rental revenue is approximately $251,500.

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

In May 2002, the land, building and personal property was sold For approximately $2,800,000.00

FOREST GLEN ESTATES - Kansas City, Kansas

Forest Glen Estates is a 160-unit complex of 26 residential buildings situated on 17 acres. The property is comprised of one, two and three bedroom units with 140 two and three bedrooms in a multi-level townhouse style consisting of ground floor living and dining areas, upstairs bedrooms, and a basement.

In June 2002, the land, building and personal property was sold for approximately $3,500,000.00

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

The property's occupancy rate averaged 72% for the quarter. Cash flow was adequate to cover operating expenses and debt service. Property rents were increased on June 2001, bringing the current annual gross potential rental revenue to approximately $928,800.

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

The property had a 67% occupancy rate for the quarter and cash flow was ample to satisfy debt service, operating costs, and reserve accounts. Property rents were last increased in May 2002. Annual gross potential rental revenue is approximately $1,193,928.

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

The property had a 98% occupancy rate. Cash flow was adequate to cover operating costs, debt service, and reserve accounts. Annual gross potential rental revenue is approximately $625,608 which took effect September, 2001.

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

Liquidity and Capital Resources

The partnership is currently experiencing a liquidity problem. Under the Partnership Agreement, the Partnership is entitled to receive distributions of surplus cash from the Operating Partnerships, which is to provide the funds necessary for the Partnership to meet its administrative expenses and pay the Partnerships management fees. At the present time, the Operating Partnerships have not generated sufficient cash distributions to fund the Partnership's expenses. As a result of the foregoing, the Partnership has been dependent upon its affiliates and the General Partners for continued financial support to meet its expenses. Though there can be no assurance, management believes that affiliates and/or the General Partners, though not required to do so, will continue to fund operations of the Partnership and defer receipt of payment of allocated overhead administrative expenses and partnership management fees. Allocated administrative expenses paid or accrued to affiliates and the General Partners represent reimbursement of the actual cost of goods and materials used for or by the Partnership, salaries, related payroll costs and other administrative items incurred or allocated, and direct expenses incurred in rendering legal, accounting/bookkeeping, computer, printing and public relations services. Items excluded from the overhead allocation include overhead expenses of the General Partners, including rent and salaries of employees not specifically performing the services described above. Unpaid allocated administrative expenses and partnership management fees, an annual amount up to ..5% of invested assets, will accrue for payment in future operating years.

The Partnership is not expected to have access to any significant sources of financing. Accordingly, if unforeseen contingencies arise that cause an Operating Partnership to require additional capital to sustain operations, in addition to that previously contributed by the Partnership, the source of the required capital needs maybe from (i) limited reserves from the Partnership (which may include distributions received from Operating Partnerships that would otherwise be available for distribution to partners), (ii)debt financing at the Operating Partnership level(which may not be available),(iii)additional equity contributions from the general partner of Operating Partnerships (which may not be available). There can be no assurance that any of these sources would be readily available to provide for possible additional capital requirements, which be necessary to sustain operations of the Operating Partnerships.

ITEM  3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Due to the nature of our operations, we have concluded that there is no material market risk exposure and, therefore, no quantitative tabular disclosures are required.

ITEM  4. CONTROLS AND PROCEDURES

      (a) Evaluation of Disclosure Controls and Procedures

      The Partnership's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(C) and 15d-14(c))as of the date ninety days before the filing date of this quarterly report. Based on that evaluation, they have concluded that the Partnership's current disclosure controls and procedures are effective in timely providing them with material information relating to the Partnership required to be disclosed in the reports of the Partnership files or submits under the Exchange Act.

      (b) Changes in Internal Controls

      There have not been any significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to November, 2002, the date of evaluation. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.

PART  II OTHER INFORMATION

ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

      We have listed the exhibits by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K on the Exhibit list attached to this report.

      (b) Reports on Form 8-K

      None

                              * * * SIGNATURE * * *

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

                         CENTURY PACIFIC HOUSING FUND-I
                        a California limited partnership

                    By:  Century Pacific Capital Corporation,
                         a California Corporation
                         General Partner




                         By:  /s/Irwin J. Deutch
                            -----------------------------
                              Irwin J. Deutch
                                 President


                           * * * CERTIFICATIONS * * *

I, Irwin J. Deutch, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Century Pacific Housing Fund I;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statement were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation date"); and

c) presented in this quarterly report our conclusions about the effective- ness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditor's any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


                                                      /s/ Irwin J. Deutch
                                                      --------------------------
                                                      Irwin J. Deutch
                                                      President,Chief Executive
                                                      Officer


                           * * * CERTIFICATIONS * * *

I, Essie Safaie, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Century Pacific Housing Fund I;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statement were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation date"); and

c) presented in this quarterly report our conclusions about the effective- ness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditor's any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                                         /s/ Essie Safaie
                                                         -----------------------
                                                              Essie Safaie
                                                         Chief Financial Officer


EXHIBITS

Exhibit
Number      Description
------      -----------
99.1        Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
            Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002*

99.2        Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
            Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002*

*Filed herewith