Form 10-Q
period 2002-12-31
CENTURY PACIFIC HOUSING FUND I
filed 2003-02-19
CIK 809034

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Quarter Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

                     For the Quarter ended December 31, 2002

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

Yes [X]        No[ ]

                         CENTURY PACIFIC HOUSING FUND I



                                TABLE OF CONTENTS

                                                            Page
PART I     FINANCIAL INFORMATION
      Item 1  Financial Statements and Supplementary
                 Data . . . . . . . . . . . . . . . . . . .   3
      Item 2  Management's Discussion and Analysis
              Of Financial Condition and Results of
              Operations. . . . . . . . . . . . . . . . . .  11
      Item 3  Quantitative and Qualitative Disclosures
              About Market Risk . . . . . . . . . . . . . .  16
      Item 4  Controls and Procedures . . . . . . . . . . .  16

PART II   OTHER INFORMATION

      Item 6  Exhibits and Reports on Form 8-K . . . . . . . 17

SIGNATURE

CERTIFICATIONS

EXHIBITS

PART I   FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS



                         CENTURY PACIFIC HOUSING FUND-I

                                 BALANCE SHEET
                                  (Unaudited)


                                                      December 31,    March 31,
                                                          2002           2002
                                                      -----------    -----------
                       ASSETS

Cash                                                  $         0    $       569
Receivable from Related Parties(Note 3)                     4,934          4,934
Investments in Limited Partnerships
   (Note 4)                                                     0              0
                                                      -----------    -----------
                                                      $     4,934    $     5,503
                                                      -----------    -----------


         LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Accounts Payable and Accrued Expenses                       5,000          9,285
Advance From Affiliate                                     62,455         62,455
Amounts Payable to Related Parties
   (Note 3)                                             1,129,072      1,080,533
                                                      -----------    -----------
                                                        1,196,527      1,152,273
                                                      -----------    -----------

Commitments and Contingencies

Partners' Equity (Deficit), per
   accompanying statement
   General Partners                                      (402,554)      (401,658)
   Limited Partners, $1,000
      stated value per unit,
      50,000 units authorized,
      22,315 units issued and
      outstanding                                        (789,039)      (745,112)
                                                      -----------    -----------
                                                       (1,191,593)    (1,146,770)
                                                      -----------    -----------
                                                      $     4,934    $     5,503
                                                      -----------    -----------




         The accompanying notes are an integral part of this statement.

                         CENTURY PACIFIC HOUSING FUND-I

                            STATEMENT OF OPERATIONS
                                 (Unaudited)



                                         Three Months Ended      Nine Months Ended
                                            December 31,            December 31,
                                          2002        2001        2002        2001
                                        --------    --------    --------    --------
Revenues:

   Interest Income                      $      0    $      0    $      0    $      0
   Other Income                                0         400           0         400
                                        --------    --------    --------    --------
                                               0         400           0         400
                                        --------    --------    --------    --------

Expenses:

   General and Administrative (Note 3)    14,325      15,048      44,823      45,170
   Equity in Net Losses of Operating
      Partnership (Note 4)                     0           0           0           0
                                        --------    --------    --------    --------
                                          14,325      15,048      44,823      45,170
                                        --------    --------    --------    --------

Net Loss                                $(14,325)   $(14,648)   $(44,823)   $(44,770)
                                        --------    --------    --------    --------




Allocation of Net Loss

   General Partners                     $   (286)   $   (293)   $   (896)   $   (895)
   Limited Partners                      (14,039)    (14,355)    (43,927)    (43,875)
                                        --------    --------    --------    --------
                                        $(14,325)   $(14,648)   $(44,823)   $(44,770)
                                        ========    ========    ========    ========

Net Loss Per Unit of Limited
   Partnership Interest                 $     (1)   $     (1)   $     (2)   $     (2)
                                        ========    ========    ========    ========
Average Number of Units
   Outstanding                            22,315      22,315      22,315      22,315
                                        ========    ========    ========    ========





         The accompanying notes are an integral part of this statement.

                         CENTURY PACIFIC HOUSING FUND-I

                    STATEMENT OF PARTNERS' EQUITY (DEFICIT)
                                December 31, 2002
                                  (Unaudited)


                              General         Limited
                              Partners        Partners         Total
                            -----------     -----------     -----------
Balance at March 31, 2002   $  (401,658)    $  (745,112)    $(1,146,770)

Net Loss                           (896)        (43,927)        (44,823)
                            -----------     -----------     -----------

Equity (Deficit) at
   December 31, 2002        $  (402,554)    $  (789,039)    $(1,191,593)
                            -----------     -----------     -----------

Percentage Interest
   December 31, 2002                  2%             98%            100%
                            -----------     -----------     -----------


         The accompanying notes are an integral part of this statement.

                         CENTURY PACIFIC HOUSING FUND-I

                            STATEMENT OF CASH FLOWS
                                  (Unaudited)





                                                Nine Months Ended
                                                   December 31,
                                                 2002        2001
                                               --------    --------
Cash Flow From Operating Activities:

  Net Loss                                     $(44,823)   $(44,770)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Equity in net losses of Operating
        partnerships                                  0           0
      Decrease in receivable from related
        parties                                       0           0
      Decrease in accounts payable and
        accrued expenses                         (4,285)     (4,300)
      Increase in payable to related parties     48,539      45,000
                                               --------    --------
Net Cash Used in Operating Activities          $   (569)   $ (4,070)
                                               --------    --------

Net Decrease in Cash                              ($569)    ($4,422)

Cash Beginning of Period                            569       4,685
                                               --------    --------

Cash End of Period                                    0         615
                                               --------    --------



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

Basis of Presentation

The accompanying unaudited financial statements of Century Pacific Housing Fund I (the "Partnership") as of December 31, 2002 and March 31, 2002 (the March 31, 2002 financial information included herein has been extracted from the Partnership's audited financial statements on Form 10-K) and for the three and nine months ended December 31, 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Partnership's management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial statements have been made.

The statements of operations for the three and nine months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the financial statements and related notes thereto included on form 10-K for the year ended March 31, 2002.

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

NOTE 4 -  INVESTMENTS IN OPERATING PARTNERSHIPS:

The following is a summary of the Partnership's investments in Operating
Partnerships:


                                  December 31, 2002   March 31, 2002
                                  -----------------   --------------
Cash Contributions to Operating
Partnerships to fund purchase of
beneficial interest in Properties    $15,497,467       $15,497,467

Cash Contributions to Operating
Partnerships to fund operations            6,150             6,150

Cash Distribution from Operating
Partnerships                              (6,326)           (6,326)

Acquisition and Organization Cost      3,342,778         3,342,778

Equity in net losses of Operating
Partnerships                         (18,840,069)      (18,840,069)
                                     -----------       -----------
                                     $         0       $         0
                                     ===========       ===========

The names and locations of the Properties in which the Operating Partnerships hold beneficial interests are as follows:

        Name of
Operating Partnership       Property Name               Location
Century Pacific
Housing Partnership-
I (CPHP-I)                 Charter House              Dothan, Alabama
CPHP-II                    Sunset Park                Denver, Colorado
CPHP-III                   Highland Park              Topeka, Kansas
CPHP-IV                    Forest Glen Estates        Kansas City, Kansas
CPHP-V                     Jaycee Towers              Dayton, Ohio
CPHP-VI                    Green Meadows              Danville, Illinois
CPHP-VII                   Gulfway Terrace            New Orleans, Louisiana
CPHP-VIII                  Sunset Townhouses          Newton, Kansas
CPHP-IX                    Wind Ridge                 Wichita, Kansas
CPHP-X                     Bergen Circle              Springfield, MA.
CPHP-XI                    Continental Terrace        Fort Worth, Texas
CPHP-XII                   Yale Village               Houston, Texas
CPHP-XIII                  Atlantis                   Virginia Beach, VA.
CPHP-XIV                   Kings Row                  Houston, Texas
CPHP-XV                    Castle Gardens             Lubbock, Texas
CPHP-XVI                   Rockwell Villas            Oklahoma City, OK.
CPHP-XVII                  London Square Village      Oklahoma City, OK.
CPHP-XVIII                 Ascension Towers           Memphis, Tennessee
CPHP-XIX                   Coleman Manor              Baltimore, Maryland
CPHP-XX                    Holiday Heights            Fort Worth, Texas
CPHP-XXII                  Harriet Tubman Terrace     Berkeley, California

The following combined statements of operations is prepared on the accrual basis and summarizes the operations of the Operating Partnerships for the three months ended December 31, 2002 and December 31, 2001 and for the nine months ended December 31, 2002 and December 31, 2001.


                                    Three Months Ended              Nine Months Ended
                                       December 31,                    December 31,
                                   2002            2001            2002            2001
                               ------------    ------------    ------------    ------------
Revenues:
  Rental Income                $  3,546,252    $  4,121,319    $ 11,698,148    $ 12,231,988
  Other                              98,396          92,549         294,862         242,050
                               ------------    ------------    ------------    ------------
                                  3,644,648       4,213,868      11,993,010      12,474,038
                               ------------    ------------    ------------    ------------
Expenses
  Oper, Gen.& Adm.                3,095,340       3,791,234       9,771,346      10,877,117
  Depreciation                      920,229       1,061,451       2,886,051       3,318,426
  Interest                        1,042,611         445,324       2,579,832       1,486,656
                               ------------    ------------    ------------    ------------
                                  5,058,180       5,298,009      15,237,229      15,682,199
                               ------------    ------------    ------------    ------------
Net Loss                       $ (1,413,531)   $ (1,084,141)   $ (3,244,219)   $ (3,208,161)
                               ============    ============    ============    ============


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

Occupancy rate was 100% at December 31, 2002. Cash flow from operations was adequate to cover operating costs, debt service, and reserve accounts while maintaining levels for contingencies. Property rents were last increased in January 2001, and current annual gross potential rental revenue is approximately $288,378.


SUNSET PARK APARTMENTS - Denver, Colorado

Sunset Park Apartments is a contemporary 13-story elevator building of steel and masonry construction. The 242 units in the building consist of 3 two-bedroom units, 155 one-bedroom, and 84 efficiency units.

Occupancy rate averaged 98% during the quarter. Cash flow from operations was adequate to cover operating costs, debt service and reserve accounts. Property rents were last increased in May and June, 2000, and the current annual gross potential rental revenue is approximately $1,163,736.

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

Occupancy during the quarter averaged 95%. Cash flow was ample to satisfy operating costs, debt service and reserve accounts. Property rents were increased in July 2002 bringing the annual gross potential rental revenue to approximately $943,536.

GREEN MEADOWS APARTMENTS - Danville, Illinois

Green Meadows is a 150-unit garden complex consisting of 40 one-bedroom, 78 two-bedroom and 32 three-bedroom apartments. The units are arranged in 10 two-story buildings on 12 acres of land.

In September 2002, the land, building and personal property was sold for $1,700,000.00

GULFWAY TERRACE APARTMENTS - New Orleans, Louisiana

Gulfway Terrace is an attractive 205-unit complex of 30 two-story apartment buildings and one single-story management office building on approximately 9 acres. The one-bedroom units are flats while the two and three-bedroom units are designed as townhouses.

Occupancy was 81% at quarter's end. Cash flow was adequate to cover debt service and operating expenses. A 2% property rent increase took effect in November 2000, bringing the current annual gross potential rental revenue to approximately $1,001,400.

SUNSET TOWNHOUSES - Newton, Kansas

Sunset Townhouse Apartments is a garden style complex of 10 rectangular buildings designed as two-story townhouses on 6.4 acres of land. There are 50 units in the complex made up of 32 two-bedrooms and 18 three-bedroom units.

Occupancy rate averaged 52% for the quarter. Cash flow was barely adequate to cover operating costs, debt service and reserves. Property rents were last increased in April 1996, and annual gross potential rental revenue is approximately $211,800.

WIND RIDGE APARTMENTS (Aka Meridian Village) - Wichita, Kansas

Wind Ridge Apartments is a 136-unit townhouse complex consisting of 35 two-story buildings situated on a 10-acre site. Constructed in 1969, the complex consists of 12 one-bedroom flats and 48 two-bedroom, 60 three-bedroom and 16 four-bedroom townhouse units.

Occupancy averaged 88% during the quarter. Cash flow was barely adequate to cover operating expenses and debt service. Property rents were last adjusted in October 2002 and annual gross potential rental revenue is approximately $793,860.

BERGEN CIRCLE - Springfield, Massachusetts

Bergen Circle is a modern complex of 201 residential units consisting of 41 three and four-bedroom townhouses, 2 seven-story towers with 160 one and two-bedroom units and a free standing one-story masonry building for commercial tenants.

The property averaged a 96% occupancy rate. Cash flow from operations was adequate to meet operating costs, debt service, and reserve accounts. Property rents for the Section 8 covered units were last increased in May 1995, and current annual gross potential rental revenue is approximately $1,647,768.

CONTINENTAL TERRACE - Fort Worth, Texas

Constructed in 1971, this garden-style complex consists of 200 units arranged in 34 two-story buildings on over 12 acres of land. It has 48 one-bedroom flats with 88 two-bedroom, 56 three-bedroom and 8 four-bedroom townhouse units.

In December 2002, the land, building and personal property was sold for approximately $4,000,000.00

YALE VILLAGE - Houston, Texas

Constructed in 1970, this garden-style complex consists of 250 units in 35 two-story buildings situated on 12.7 acres of land. There are 38 one-bedroom, 88 two-bedroom, 88 three-bedroom, 28 four-bedroom and 8 five-bedroom townhouse apartments.

In December 2002, the land, building and personal property was sold for approximately $6,700,000.00

ATLANTIS APARTMENTS - Virginia Beach, Virginia

Constructed in 1970, this 208-unit complex is made up of 19 two-story buildings on over 14 acres of land. There are 20 one-bedroom, 96 two-bedroom and 92 three-bedroom apartments.

The property's occupancy rate was 99% during the quarter. Cash flow was barely adequate to cover operating costs, debt service and reserve accounts. Property rents were last adjusted in May 2002, and the current annual gross potential rental revenue is approximately $1,282,416.

KINGS ROW - Houston, Texas

Constructed in 1968, this garden-style apartment complex consists of 180 units arranged in 18 two-story buildings on approximately 10 acres of land. The complex includes 20 one-bedroom, 54 two-bedroom, 82 three-bedroom and 24 four-bedroom apartments.

In December 2002, the land, building and personal property was sold for approximately $5,300,000.

CASTLE GARDENS - Lubbock, Texas

Constructed in 1971, this garden-style complex consists of 152 apartments arranged in 14 two-story rectangular buildings. It has 16 one-bedroom, 104 two-bedroom and 32 three-bedroom units.

In December 2002, the land, building and personal property was sold for approximately $3,200,000.

ROCKWELL VILLAS - Oklahoma City, Oklahoma

This garden-style complex consists of 60 units arranged in 5 buildings on approximately 4 acres of land. Constructed in 1970, the buildings include 24 one-bedroom, 24 two-bedroom, and 12 three-bedroom apartments.

Occupancy rate averaged 90% during the quarter. Cash flow was barely adequate to cover operating costs, debt service, and reserve accounts for contingencies. Property rents were last adjusted in November 2002, and annual gross potential rental revenue is approximately $296,352.

LONDON SQUARE - Oklahoma City, Oklahoma

Constructed in 1970, this garden-style complex is made up of 18 rectangular two-story buildings, situated on over 12 acres of land. There are a total of 200 units consisting of 24 one-bedroom, 96 two-bedroom and 80 three-bedroom apartments.

The property's occupancy rate averaged 89% for the quarter. Cash flow was barely adequate to cover operating costs, debt service and reserve accounts. Property rents were last increased in March 2002, and annual gross potential rental revenue is approximately $1,101,792.

ASCENSION TOWERS - Memphis, Tennessee

Constructed in 1975, the property is a 13-story high-rise apartment building designated for the elderly and/or handicapped. Situated on almost 2 acres of land, the building contains 195 one-bedroom units and an office on the ground floor.

The property boasts a 84% occupancy for several quarters in a row. Cash flow was adequate to cover operating costs, debt service and reserve accounts. Property rents were last increased in January 2001. Annual gross potential rental revenue is approximately $830,256.

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

The property had a 97% occupancy rate. Cash flow was adequate to cover operating costs, debt service, and reserve accounts. Annual gross potential rental revenue is approximately $633,600 which took effect September, 2002.


HARRIET TUBMAN - Berkeley, California

This property is a mid-rise apartment building with 91 units for the elderly and/or handicapped. Constructed in 1975, the six-story structure is made up of 1 two-bedroom, 42 one-bedroom and 48 studio apartments.

Occupancy was 100% for the quarter and cash flow was adequate to satisfy debt service, operating costs, and reserve accounts. Property rents were increased in August 2001, and the current annual gross potential rental revenue is approximately $568,932.



Liquidity and Capital Resources

The partnership is currently experiencing a liquidity problem. Under the Partnership Agreement, the Partnership is entitled to receive distributions of surplus cash from the Operating Partnerships, which is to provide the funds necessary for the Partnership to meet its administrative expenses and pay the Partnerships management fees. At the present time, the Operating Partnerships have not generated sufficient cash distributions to fund the Partnership's expenses. As a result of the foregoing, the Partnership has been dependent upon its affiliates and the General Partners for continued financial support to meet its expenses. Though there can be no assurance, management believes that affiliates and/or the General Partners, though not required to do so, will continue to fund operations of the Partnership and defer receipt of payment of allocated overhead administrative expenses and partnership management fees. Allocated administrative expenses paid or accrued to affiliates and the General Partners represent reimbursement of the actual cost of goods and materials used for or by the Partnership, salaries, related payroll costs and other administrative items incurred or allocated, and direct expenses incurred in rendering legal, accounting/bookkeeping, computer, printing and public relations services. Items excluded from the overhead allocation include overhead expenses of the General Partners, including rent and salaries of employees not specifically performing the services described above. Unpaid allocated administrative expenses and partnership management fees, an annual amount up to .5% of invested assets, will accrue for payment in future operating years.

The Partnership is not expected to have access to any significant sources of financing. Accordingly, if unforeseen contingencies arise that cause an Operating Partnership to require additional capital to sustain operations, in addition to that previously contributed by the Partnership, the source of the required capital needs maybe from (i) limited reserves from the Partnership (which may include distributions received from Operating Partnerships that would otherwise be available for distribution to partners), (ii) debt financing at the Operating Partnership level (which may not be available),(iii) additional equity contributions from the general partner of Operating Partnerships (which may not be available). There can be no assurance that any of these sources would be readily available to provide for possible additional capital requirements, which be necessary to sustain operations of the Operating Partnerships.

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

    (b) Changes in Internal Controls

    There have not been any significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to February 7, 2003, the date of evaluation. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.

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


Date: February 7, 2003                 CENTURY PACIFIC HOUSING FUND-I
                                       a California limited partnership

                                       By:  Century Pacific Capital Corporation,
                                            a California Corporation
                                            General Partner




                                       By:  /s/Irwin J. Deutch
                                          ----------------------
                                             Irwin J. Deutch
                                                President

--------------------------------------------------------------------------------


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

Date:    February 7, 2003


                                        /s/ Irwin J. Deutch
                                        ---------------------------------
                                        Irwin J. Deutch
                                        President,Chief Executive Officer



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

Date:    February 7, 2003
                                                /s/ Essie Safaie
                                             -----------------------
                                                  Essie Safaie
                                             Chief Financial Officer

EXHIBITS

Exhibit     Description
Number      -----------
-------

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*Filed herewith