Form 10-K
period 2003-03-31
CENTURY PACIFIC HOUSING FUND I
filed 2003-08-18
CIK 809034

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2003

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

                                Yes [X]        No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K (X)
                                               :

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                Yes [ ]        No [X]

No market exists for the limited partnership interests of the registrant, and therefore, no aggregate market value can be determined.

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

                                TABLE OF CONTENTS

PART 1

         ITEM 1   BUSINESS                                                        3

         ITEM 2   PROPERTIES                                                      4

         ITEM 3   LEGAL PROCEEDINGS                                               7

         ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             7

PART II

         ITEM 5   MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS               8

         ITEM 6   SELECTED FINANCIAL DATA                                         8

         ITEM 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITIONS AND RESULTS OF OPERATIONS                            9

         ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK     12

         ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                    12

         ITEM 9   CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE                            13

PART III

         ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT             14

         ITEM 11  EXECUTIVE COMPENSATION                                         15

         ITEM 12  PARTNERSHIP INTEREST OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT                                          15

         ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                 15

         ITEM 14  CONTROLS AND PROCEDURES                                        17

PART IV

         ITEM 15  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                  ON FORM 8-K                                                    18

                  SIGNATURES                                                     19

                                     PART I

ITEM 1.  BUSINESS

Century Pacific Housing Fund-I (the Partnership) was formed on October 6, 1986 as a limited partnership under the laws of the State of California to invest in multi-family housing developments. The Partnership's business is to invest primarily in other limited partnerships (Operating Partnerships) that are organized for the purpose of either constructing or acquiring and operating existing affordable multi-family rental apartments that are eligible for the Low-Income Housing Tax Credit, or to a lesser extent, the Rehabilitation Tax Credit, both enacted by the Tax Reform Act of 1986 (sometimes referred to as Credits or Tax Credits). The Partnership invested in 21 properties (the properties), 14 of which are still owned at March 31, 2003. Each of the properties qualifies for the Low-Income Housing Tax Credit, and one property, a historic structure, qualifies for the Rehabilitation Tax Credit. All of these properties receive one or more forms of assistance from federal, state or local governments. A summary of the Partnership's objectives and a summary of the Tax Credits are provided in the Prospectus under "Investment Objectives and Policies" and "Federal Income Tax Aspects" on pages 45 and 79, respectively, and are incorporated herein by reference.

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

The Partnership's primary objective is to provide Low-Income Housing Tax Credits to limited partners generally over a 10-year period. Each of the Partnership's Operating Partnerships has been allocated by the relevant state tax credit agency an amount of the Low-Income Housing Tax Credit for 10 years from the date the property is placed-in-service. The required holding period of the properties is 15 years (the Compliance Period). The properties must satisfy rent restrictions, tenant income limitations and other requirements (the Low-Income Housing Tax Credit Requirements) in order to maintain eligibility for recognition of the Low-Income Housing Tax Credit at all times during the Compliance Period. Once an Operating Partnership has become eligible for the Low-Income Housing Tax Credit, it may lose such eligibility and suffer an event of recapture of previously taken tax credits if its property fails to remain in compliance with the Low-Income Housing Tax Credit Requirements. During 2002, five of the Operating Partnerships have suffered an event of recapture of the Low-Income Housing Tax Credits since they were sold before the end of the 15-year compliance period and a bond was not posted. Therefore the partners may be required to recapture a portion of the tax credits reported to them in their K-1 depending on the amount utilized on their personal tax returns. The Partnership expects to receive approximately $8,000 in tax credits in 2003, the final year of credits.

Nineteen of the twenty-one Operating Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"). The subsidy agreements expire at various times during and after the 15-year compliance period of the Operating Partnerships. The United States Department of Housing and Urban Development ("HUD") has issued a notice implementing provisions to renew expiring Section 8 contracts as requested by an owner, for an additional one year term at current rent levels. As of June 20, 2003, six of the Operating Partnerships' Section 8 contracts are due to expire during 2003. The Operating Partnerships have not yet received HUD's approval of their extension requests. At the present time, the Partnership cannot reasonably predict legislative initiatives and government budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Operating Partnerships receiving such subsidy or similar subsidies.

Employees

The Partnership does not employ any persons. Alternatively, the Partnership reimburses an affiliate for overhead allocation consisting primarily of payroll costs.

ITEM 2.  PROPERTIES

As of March 31, 2003, the Partnership had acquired equity interests in the Operating Partnerships set forth in the table below. Each of the properties acquired by the Operating Partnerships receives benefits under government assistance programs. The table set forth below summarizes the properties acquired, and the purchase price, encumbrances and the government assistance programs benefiting each property. Further information concerning these Properties may be found in Supplement No. 3 to the Prospectus, pages 4 through 66, which information is incorporated herein by reference and is summarized below.


                                                              INITIAL
PROPERTY NAME,                  AVERAGE      INITIAL           CASH                                                      GOVERNMENT
LOCATION AND                   OCCUPANCY     PURCHASE          DOWN         MORTGAGE      RESIDUAL         OTHER         ASSISTANCE
RENTAL UNITS                      2003        PRICE           PAYMENT       ASSUMED         NOTE           NOTES          PROGRAM
                               ---------   ------------      ----------   ------------  ------------      ---------      ----------
Century Pacific Housing
  Partnership V
  (CPHP-V) - Jaycee Towers
  Dayton, OH                                                                                                            Section 236
  204 residential units            95%     $  5,700,000      $  400,196    $ 1,944,679  $  6,942,573      $ 264,703       Section 8

CPHP - VIII - Sunset
  Townhomes
  Newton, KS
  50 residential units             64%        1,225,000         138,000        481,884     1,077,927         20,108     Section 236

CPHP - XIII - Atlantis
  Virginia Beach, VA                                                                                                    Section 236
  208 residential units            98%        6,032,000         801,000      1,670,172     8,060,338         52,522       Section 8

CPHP - XVI -
  Rockwell Villa
  Oklahoma City, OK                                                                                                     Section 236
  60 residential units             92%        1,235,400         129,564        400,433     1,245,430         62,638       Section 8

CPHP - XVII -
  London Square Village
  Oklahoma City, OK                                                                                                     Section 236
  200 residential units            89%        4,214,000         414,097      1,706,241     3,094,896        291,829       Section 8

CPHP - XVIII
  Ascension Towers
  Memphis, TN
  197 residential units            86%        6,727,500         409,094      2,637,852     7,553,606        506,205     Section 236

Coleman Manor
  Associates Limited
  Partnership                                                                                                               Section
  Baltimore, MD                                                                                                           221(d)(4)
  50 residential units             98%        3,990,000 (1)   1,625,000      2,102,803            --         40,000       Section 8

CPHP - XX
  Holiday Heights
  Fort Worth, TX                                                                                                        Section 236
  100 residential units            98%     $  2,200,000         191,000        729,505     2,819,383             --       Section 8

CPHP - XXII
  Harriet Tubman Terrace
  Berkeley, CA                                                                                                          Section 236
  91 residential units             99%        4,732,000         593,000      1,186,721     6,277,004(2)     221,500       Section 8

CPHP - I - Charter
  House
  Dothan, AL
  100 residential units           100%     $  2,146,000      $  196,000    $   721,685  $  1,770,999      $      --     Section 236

                                                             INITIAL
PROPERTY NAME,                AVERAGE         INITIAL         CASH                                                     GOVERNMENT
LOCATION AND                 OCCUPANCY        PURCHASE        DOWN         MORTGAGE     RESIDUAL        OTHER          ASSISTANCE
RENTAL UNITS                   2003            PRICE         PAYMENT       ASSUMED        NOTE          NOTES           PROGRAM
-------------                ---------      ------------   -----------   ------------  ------------   ----------     -------------
CPHP II - VOA -                                                                                                        Section 236
  Sunset Park                                                                                                            Section 8
  Denver, CO                                                                                                              Flexible
  242 residential units        98%          $  6,500,000   $   956,000   $  2,055,704   $ 8,196,607   $  345,751      Subsidy Loan

CPHP - VII - Gulfway
  Terrace
  New Orleans, LA                                                                                                      Section 236
  206 residential units        92%             5,700,000       683,000      2,245,141     4,463,642      287,805         Section 8

                                                                                                                       Section 236
CPHP - IX - Wind Ridge                                                                                                   Section 8
  Wichita, KS                                                                                                             Flexible
  136 residential units        89%             3,500,000       382,000      3,012,512       905,532       64,165      Subsidy Loan

CPHP - X - Bergen Circle
  Springfield, MA                                                                                                      Section 236
  201 residential units        95%            12,261,000     1,768,000      5,225,192    11,776,818      860,742         Section 8
                                            ------------   -----------   ------------  ------------   ----------
                                            $ 66,162,900   $ 8,684,951   $ 26,120,524  $ 64,184,755   $3,017,968
                                            ============   ===========   ============  ============   ==========


(1)  This amount represents the development cost and not the purchase price.

(2) This total includes a flex subsidy loan in the amount of $185,000 and the assumption of a prior residual note in the amount of $200,000.

ITEM 3.  LEGAL PROCEEDINGS

As of July 31, 2003, there were no pending legal proceedings against the Partnership or any Operating Partnership in which it has invested.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no submissions of matters to a vote of security holders during the year ended March 31, 2003.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS

There is presently no public market for the Units of limited partnership interests (the Units), and it is unlikely that any public market for the Units will develop. See the Prospectus under "Transferability of Interests" on pages 29 and 72 of the Prospectus, which information is incorporated herein by reference. The number of owners of Units as of May 31, 2003 was approximately 2,121, holding 22,315 units.

As of July 31, 2003, there were no cash distributions.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data set forth below, insofar as they relate to each of the three years ended March 31, 2003, and as of March 31, 2003 and 2002, are derived from, and are qualified by reference to, our audited financial statements included herein and should be read in conjunction with those financial statements and the notes thereto. The selected financial data as of March 31, 2001, 2000 and 1999 and for the years ended March 31, 2000 and 1999 are derived from audited financial statements not included herein. Results for past periods are not necessarily indicative of results that may be expected for future periods.

                                                   YEAR ENDED MARCH 31,
                              ---------------------------------------------------------------------
OPERATIONS                       2003           2002           2001           2000           1999
                              ---------      ---------      ---------      ---------      ---------
Revenues                      $      --      $     400      $     800      $   1,000      $   3,715
Operating Expenses              (65,623)       (80,379)       (69,421)       (87,407)       (74,653)
Equity in Net Losses of
   Operating Partnerships            --             --        (15,633)      (122,245)      (122,202)
                              ---------      ---------      ---------      ---------      ---------
Net Loss                      $ (65,623)     $ (79,979)     $ (84,254)     $(208,652)     $(193,140)
                              =========      =========      =========      =========      =========
Net Loss per Unit of
Limited Partnership
Interest                      $      (3)     $      (4)     $      (4)     $      (9)     $      (9)
                              =========      =========      =========      =========      =========

                                                             MARCH 31,
                              ---------------------------------------------------------------------
                                 2003           2002           2001           2000           1999
                              ---------      ---------      ---------      ---------      ---------
FINANCIAL POSITION
Total Assets                  $   4,934      $   5,503      $   9,619      $  26,456      $ 171,816
                              =========      =========      =========      =========      =========

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

As of March 31, 2003, the Partnership's portfolio consists of 14 properties. The properties are located in 11 states and contain 1,973 residential units. The average occupancy level for all properties during calendar year 2002 was approximately 87% and most properties generated sufficient revenue to cover operating costs, debt service, and the funding of reserves. For a summary of the combined financial status of the Operating Partnerships and the properties, see the financial information contained under Item 15.

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

2) The current tenants may receive a housing voucher administered by the local Housing Authority. The projects will accept vouchers and actively seek applicants who have vouchers. The projects will also accept nonvoucher residents who will pay rent amounts not to exceed the maximum rents for persons at 60% of the median income level as in compliance with
      Section 42 of the Internal Revenue Code (IRC).

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

Contractual Obligations

The Operating Partnerships' contractual cash obligations and other commercial commitments at March 31, 2003 are summarized in the following table:

                                               LESS THAN
                                TOTAL           1 YEAR          1-3 YEARS         4-5 YEARS          AFTER 5 YEARS
                             ------------     -----------      -----------       -----------         -------------
Mortgage payable             $ 26,120,524     $ 1,192,395      $ 2,688,773       $ 3,125,541          $ 19,113,815
                             ============     ===========      ===========       ===========          ============

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

Results of Operations

2003 Compared to 2002

For the fiscal year ended March 31, 2003, the Partnership recorded a net loss of approximately $66,000, as compared to a net loss of approximately $80,000 for the prior fiscal year. The decrease in net loss is the result of a decrease in the Partnership's general and administrative expenses.

In accordance with the equity method of accounting for limited partnership interests, the Partnership does not recognize losses from investment properties when losses exceed the Partnership's equity method basis in these properties. All of the Partnership's investments have an equity method basis of zero at March 31, 2003.

In the aggregate, combined rental revenue of the Operating Partnerships decreased by approximately $215,000 during the calendar year. The average occupancy level, in total, remained relatively constant in the Operating Partnerships. The combined total expenses decreased by approximately $2,700,000 in the current year primarily due to decreases in utilities, repairs and maintenance, depreciation and amortization, partially offset by increases in management fees and other operating expenses.

The majority of the properties owned by the Operating Partnerships are in a position of functional obsolescence and need substantial rehabilitation. The Operating Partnerships do not have the funds to address the growing deferred maintenance. Infusion of capital is necessary to keep the projects viable and maintain them as decent, safe and quality housing. Refinancing is not an option in view of the indebtedness on the properties surpassing their fair market value.

As a result of the above, in 2002, the Operating Partnerships sold the following seven properties:

                                                                                                                        CANCELLATION
                                                                    DATE         SELLING      BASIS OF                    OF DEBT
OPERATING PARTNERSHIP         PROJECT NAME          LOCATION        SOLD          PRICE      ASSET SOLD       GAIN        INCOME
-----------------------    -------------------   --------------   ---------    -----------   ----------    -----------  ------------
Century Pacific Housing
Partnership III            Highland Park         Topeka, KS       5/31/2002    $ 2,789,246   $ 1,809,898   $   979,348   $ 8,384,681

Century Pacific Housing
Partnership IV             Forest Glen Estates   Kansas City, KS  6/28/2002      3,357,924     2,748,071       609,853     3,623,096

Century Pacific Housing
Partnership VI             Green Meadows         Danville, IL     9/12/2002      1,695,397       727,967       967,430       374,049

Century Pacific Housing
Partnership XV             Castle Gardens        Lubbock, TX      12/16/2002     3,158,401     1,652,038     1,506,363     1,550,087

Century Pacific Housing
Partnership XI             Continental Terrace   Fort Worth, TX   12/16/2002     3,794,136     3,000,975       793,161     2,960,814

Century Pacific Housing
Partnership XIV            Kings Row             Houston, TX      12/16/2002     5,288,658     1,596,609     3,692,049            --

Century Pacific Housing
Partnership XII            Yale Village          Houston, TX      12/16/2002     6,463,274     2,645,102     3,818,172     1,523,590
                                                                               -----------   -----------   -----------   -----------
                                                                               $26,547,036   $14,180,660   $12,366,376   $18,416,317
                                                                               ===========   ===========   ===========   ===========

These properties were sold at their fair market values, which in each case was less than the existing debt on those properties. As more fully described in Item 13, the sales transaction involving the last four properties involved a two-step process whereby the properties were sold to a new related partnership, following by a sale of 100% of the partnership interests in the new partnership to the buyer. The sale of the partnership interests occurred subsequent to March 31, 2003. This process was used in order to accommodate the buyer's need to comply with rules associated with its receipt of a new allocation of tax credits to preserve these low-income properties. The sales prices of these properties were established based upon an independent market valuation performed by the accounting firm of Novogradac & Company.

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

In accordance with the equity method of accounting for limited partnership interests, the Partnership does not recognize losses from investment properties when losses exceed the Partnership's equity method basis in these properties. All of the Partnership's investments had an equity method basis of zero at March 31, 2002.

In the aggregate, combined rental revenue of the Operating Partnerships decreased by approximately $69,000 in 2002. The average occupancy level, in total, remained relatively constant in the Operating Partnerships. The combined total expenses increased by approximately $1,400,000 in 2002 primarily due to an increase in utilities, other operating expenses, and interest expense, partially offset by a decrease in repairs and maintenance.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements together with the report of the independent auditors thereon are incorporated by reference from the Registrants Financial Statements on the pages indicated in ITEM 15.

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

Following is biographical information on Mr. Deutch and the Executive Officers of CPCC:

IRWIN JAY DEUTCH

Irwin Jay Deutch, age 62, is Chairman of the Board, President, and Chief Executive Officer of Century Pacific Realty Corporation (CPRC), a general partner of the Operating Partnerships that own the Properties in which CPHF-I has invested, and its Affiliates. Mr. Deutch has been involved with low-income housing investments since 1968. He is the individual general partner in 62 private limited partnerships and two public limited partnerships investing in 209 properties, including 196 multifamily properties with 33,700 apartment units, 10 commercial projects, and 3 hotel properties. Fifty-eight of the 62 private limited partnerships have invested in affordable housing. In his capacity as general partner and officer of CPRC, he oversees the management of these partnerships and assumes overall responsibility for the development, direction, and operation of all affiliated CPRC companies. Mr. Deutch is recognized as an expert in the field of affordable housing and frequently addresses professional groups on topics of real estate investment, syndication, tax law, and the Low-Income Housing Tax Credit program.

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

KEY OFFICERS OF CPCC AND AFFILIATES

ESSIE SAFAIE, age 53, is Chief Financial Officer and Chief Operating Officer of CPRC. Prior to joining CPRC in 1988, from 1985-88, he was Vice President and Chief Financial Officer of Sunrise Investments, Inc., a real estate syndication firm with $450 million of real estate under management. During this period, Mr. Safaie was also President of an affiliated property management firm, S&L Property Management, Inc., with over 12,000 residential units and 800,000 square feet of commercial office space under direct management. From 1982 to 1985, Mr. Safaie was assistant controller of Standard Management Company, builders and managers of luxury hotels, commercial offices and residential units. From 1980-1982, he served as financial officer of Diamond "M" Drilling Company. Mr. Safaie received a BA degree in Business Administration from California State University with a major in accounting.

CHARLES L. SCHWENNESEN, age 57, is Executive Vice President for CPEC and is responsible for real estate acquisition and real estate financing activities. Prior to joining CPEC in 1987, he analyzed investment opportunities and was Vice President of a municipal bond underwriter. From 1977 to 1984, Mr. Schwennesen was a manager with the accounting firm of Price Waterhouse. Mr. Schwennesen is a Certified Public Accountant, holds a Juris Doctor degree, Class Rank - Top 20%, from Loyola Marymount University School of Law (May 1999), a Masters Degree in Business Administration from the UCLA Graduate School of Management (June 1976) and a B.A. degree, with honors, in mathematics from UCLA (June 1974), and is a registered NASD Principal. Mr. Schwennesen is a candidate for admission to the State Bar of California.

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

During the fiscal years ended March 31, 2003, 2002, and 2001, CPCC, a general partner of the Partnership, and CPRC, a general partner of the Operating Partnerships, earned $497,467, $529,329, and $526,524, respectively, in compensation from the Operating Partnerships and $60,000 was accrued for each fiscal year for the reimbursement for overhead allocation from Century Pacific Equity Corporation (CPEC). During fiscal year 2003, the general partners received no payments from the Operating Partnerships.


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


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Irwin J. Deutch is the managing general partner of the Partnership, and CPCC is also a general partner. Irwin J. Deutch is the sole Director and President of CPCC, and the stock of CPCC is solely owned by the Deutch Family Trust. Mr. Deutch is also the President, sole Director and the Deutch Family Trust is the sole stockholder of Century Pacific Realty Corporation (CPRC), the general partner of the Operating Partnerships that own the properties in which the Partnership has invested. The general partners were allocated their proportionate share of the Partnership's tax losses and allocated tax credits. CPCC and CPRC accrued certain fees for their services in managing and advising the Partnership and its business. Century Pacific Equity Corporation (CPEC), an affiliate, provides all the services and materials necessary for the operation of the Partnership and is reimbursed for actual costs. These transactions are more particularly set forth in the financial statements found under ITEM 15.

Four of the properties sold out of the Operating Partnerships in 2002 were sold through a two-step process which involved a sale to a related partnership, and then a sale of the partnership interests to a third party. The four properties are Castle Gardens, Continental Terrace, Kings Row and Yale Village (the "Texas Properties"). Specifically, each of the Texas Properties were sold to Century Pacific-formed partnerships ("interim buyers") which held title to those properties as of March 31, 2003. Subsequently, the partnership interests in the newly formed partnerships were sold to a third-party buyer. The sales prices of these properties were established based upon an independent market valuation performed by the accounting firm of Novogradac & Company.

The details concerning the nature of the relationship between the interim buyers and sellers of the Texas Properties are as follows: The sellers of each of the Texas Properties were Operating Partnerships. In each cash, its general partner was Century Pacific Realty Corporation ("CP Realty"), and its limited partner was the Partnership. The Partnership's general partners are Irwin J. Deutch ("Deutch") and Century Pacific Capital Corporation ("CP Capital"). CP Realty and CP Capital are both wholly owned by Deutch's family trust, and Deutch services as their president and sole director.

The interim purchasers of the Texas Properties were, in each case, a partnership formed for the purpose of acquiring its respective property in conjunction with receiving a new allocation of low-income housing tax credits. The general partner of each partnership was Century Pacific Equity Corporation ("CP Equity"). CP Equity is also wholly owned by Deutch's family trust, and Deutch serves as its president and sole director. Because the new partnerships had not yet placed the investor limited partner/tax credit position, the initial limited partner was Deutch. Subsequent to the interim buyer's acquisition, all of the partnership interests in the partnerships were sold to the ultimate third-party buyer.

In addition, as of March 31, 2003, the third-party buyer had entered into a conditional contract to acquire CP Equity, CP Capital, CP Realty, and their affiliated companies and partnerships from Deutch's family trust. As of March 31, 2003, these acquisitions had not yet occurred, but are anticipated to occur in 2003.

The four properties sold are as follows:

                                                                                                                        CANCELLATION
                                                                    DATE         SELLING      BASIS OF         GAIN       OF DEBT
OPERATING PARTNERSHIP         PROJECT NAME          LOCATION        SOLD          PRICE      ASSET SOLD       (LOSS)      INCOME
-----------------------    -------------------   --------------   ---------    -----------   ----------    -----------  ------------
Century Pacific Housing
Partnership XV             Castle Gardens        Lubbock, TX      12/16/2002  $ 3,158,401   $ 1,652,038    $1,506,363   $ 1,550,087

Century Pacific Housing
Partnership XI             Continental Terrace   Fort Worth, TX   12/16/2002    3,794,136     3,000,975       793,161     2,960,814

Century Pacific Housing
Partnership XIV            Kings Row             Houston, TX      12/16/2002    5,288,658     1,596,609     3,692,049            --

Century Pacific Housing
Partnership XII            Yale Village          Houston, TX      12/16/2002    6,463,274     2,645,102     3,818,172     1,523,590
                                                                              -----------   -----------   -----------   -----------
                                                                              $18,704,469   $ 8,894,724   $ 9,809,745   $ 6,034,491
                                                                              ===========   ===========   ===========   ===========

ITEM 14  CONTROLS AND PROCEDURES

         (a)      Evaluation of Disclosure Controls and Procedures

                  The Partnership's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c) as of a date within ninety days before the filing date of this report. Based on that evaluation, they have concluded that the Partnership's current disclosure controls and procedures are effective in timely providing them with material information relating to the Partnership required to be disclosed in the reports the Partnership files or submits under the Exchange Act.

         (b)      Changes in Internal Controls

                  There have not been any significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to June 30, 2003, the date of evaluation. There were no significant deficiencies or material weaknesses, and, therefore, no corrective actions were taken.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   (1)  Financial Statements:

           Independent Auditors' Report                                                                             F-1
           Balance Sheet as of March 31, 2003 and 2002                                                              F-2
           Statement of Operations for the Years Ended March 31,
               2003, 2002 and 2001                                                                                  F-3
           Statement Of Partners' Equity (Deficit) for the
               Years Ended March 31, 2003, 2002 and 2001                                                            F-4
           Statement of Cash Flows for the Years Ended March 31,
               2003, 2002 and 2001                                                                                  F-5
           Notes to Financial Statements                                                                            F-6

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

(b)        Reports on Form 8-K

           Not applicable

(c)        Exhibits

           31.1     Certification Pursuant to 15 U.S.C. Section 7241, as Adopted
                    Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

           31.2     Certification Pursuant to 15 U.S.C. Section 7241, as Adopted
                    Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

           32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

           32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

           *  Filed herewith

(d)        Financial Statement Schedule

           Not applicable

                          INDEPENDENT AUDITORS' REPORT


Partners
Century Pacific Housing Fund - I


We have audited the accompanying balance sheet of Century Pacific Housing Fund - I as of March 31, 2003 and 2002, and the related statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended March 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Century Pacific Housing Fund - I as of March 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed under Item 15 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                        /s/ RUBIN, BROWN, GORNSTEIN & CO. LLP


St. Louis, Missouri
June 20, 2003

                         CENTURY PACIFIC HOUSING FUND-I
--------------------------------------------------------------------------------
                                 BALANCE SHEET

                                    ASSETS
                                                                     MARCH 31,
                                                            --------------------------
                                                                2003           2002
                                                            -----------    -----------
Cash                                                        $        --    $       569
Receivable from related parties (Note 4)                          4,934          4,934
Investments in Operating Partnerships (Notes 1 and 5)                --             --
                                                            -----------    -----------
                                                            $     4,934    $     5,503
                                                            ===========    ===========

                   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Accounts payable and accrued expenses                       $    10,800    $     9,285
Advance from affiliate (Note 4)                                  62,455         62,455
Payable to related parties (Note 4)                           1,144,072      1,080,533
                                                            -----------    -----------
      TOTAL LIABILITIES                                       1,217,327      1,152,273
                                                            -----------    -----------
COMMITMENTS AND CONTINGENCIES (NOTE 6)                               --             --
                                                            -----------    -----------
PARTNERS' EQUITY (DEFICIT)
   General partners                                            (402,970)      (401,658)
Limited partners, $1,000 stated value per unit,
   50,000 units authorized, 22,315 units issued
   and outstanding (Note 2)                                    (809,423)      (745,112)
                                                            -----------    -----------
      TOTAL PARTNERS' EQUITY (DEFICIT)                       (1,212,393)    (1,146,770)
                                                            -----------    -----------
                                                            $     4,934    $     5,503
                                                            ===========    ===========


                                      F-2

--------------------------------------------------------------------------------
See the accompanying report letter and notes to financial statements.

                         CENTURY PACIFIC HOUSING FUND-I
--------------------------------------------------------------------------------
                            STATEMENTS OF OPERATIONS

                                                               FOR THE YEARS ENDED MARCH 31,
                                                       --------------------------------------------
                                                           2003            2002            2001
                                                       ------------    ------------    ------------

REVENUES
    Transfer fees                                      $         --    $        400    $        800
                                                       ------------    ------------    ------------
EXPENSES
    Allocated overhead expenses - affiliate (Note 4)         60,000          60,000          60,000
    Other general and administrative                          5,623          20,379           9,421
                                                       ------------    ------------    ------------
        TOTAL EXPENSES                                       65,623          80,379          69,421
                                                       ------------    ------------    ------------
LOSS BEFORE EQUITY IN NET LOSSES OF
    OPERATING PARTNERSHIPS                                  (65,623)        (79,979)        (68,621)
EQUITY IN NET LOSSES OF OPERATING
    PARTNERSHIPS (NOTE 5)                                        --              --         (15,633)
                                                       ------------    ------------    ------------
NET LOSS                                               $    (65,623)   $    (79,979)   $    (84,254)
                                                       ============    ============    ============
ALLOCATION OF NET LOSS
    General partners                                   $     (1,312)   $     (1,600)   $     (1,685)
    Limited partners                                        (64,311)        (78,379)        (82,569)
                                                       ------------    ------------    ------------
                                                       $    (65,623)   $    (79,979)   $    (84,254)
                                                       ============    ============    ============

NET LOSS PER UNIT OF LIMITED PARTNERSHIP
    INTEREST (NOTE 1)                                  $         (3)   $         (4)   $         (4)
                                                       ============    ============    ============
AVERAGE NUMBER OF OUTSTANDING UNITS                          22,315          22,315          22,315
                                                       ============    ============    ============


                                       F-3

--------------------------------------------------------------------------------
See the accompanying report letter and notes to financial statements.

                         CENTURY PACIFIC HOUSING FUND-I
--------------------------------------------------------------------------------
                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
               FOR THE YEARS ENDED MARCH 31, 2003, 2002, AND 2001

                                                 GENERAL          LIMITED
                                                PARTNERS         PARTNERS          TOTAL
                                              ------------     ------------     ------------

PARTNERS' EQUITY (DEFICIT) - MARCH 31, 2000   $   (398,373)    $   (584,164)    $   (982,537)
NET LOSS                                            (1,685)         (82,569)         (84,254)
                                              ------------     ------------     ------------
PARTNERS' EQUITY (DEFICIT) - MARCH 31, 2001       (400,058)        (666,733)      (1,066,791)
NET LOSS                                            (1,600)         (78,379)         (79,979)
                                              ------------     ------------     ------------
PARTNERS' EQUITY (DEFICIT) - MARCH 31, 2002       (401,658)        (745,112)      (1,146,770)
NET LOSS                                            (1,312)         (64,311)         (65,623)
                                              ------------     ------------     ------------
PARTNERS' EQUITY (DEFICIT) - MARCH 31, 2003   $   (402,970)    $   (809,423)    $ (1,212,393)
                                              ============     ============     ============
PERCENTAGE INTEREST - MARCH 31, 2003                     2%              98%             100%
                                              ============     ============     ============

                                      F-4

--------------------------------------------------------------------------------
See the accompanying report letter and notes to financial statements.

                         CENTURY PACIFIC HOUSING FUND-I
--------------------------------------------------------------------------------
                            STATEMENTS OF CASH FLOWS

                                                                  FOR THE YEARS ENDED MARCH 31,
                                                              2003            2002            2001
                                                          ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                $    (65,623)   $    (79,979)   $    (84,254)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Equity in net losses of Operating Partnerships                --              --          15,633
      Increase (decrease) in accounts payable and
        accrued expenses                                         1,515           1,667          (6,151)
      Increase in payable to related parties                    63,539          74,196          73,568
                                                          ------------    ------------    ------------
NET CASH USED IN OPERATING ACTIVITIES                             (569)         (4,116)         (1,204)
                                                          ------------    ------------    ------------
NET DECREASE IN CASH                                              (569)         (4,116)         (1,204)
CASH - BEGINNING OF PERIOD                                         569           4,685           5,889
                                                          ------------    ------------    ------------
CASH - END OF PERIOD                                      $         --    $        569    $      4,685
                                                          ============    ============    ============

                                      F-5

--------------------------------------------------------------------------------
See the accompanying report letter and notes to financial statements.

                         CENTURY PACIFIC HOUSING FUND-I
--------------------------------------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          MARCH 31, 2003, 2002 AND 2001


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


                                      F-6

--------------------------------------------------------------------------------
See the accompanying report letter.

CENTURY PACIFIC HOUSING FUND-I
--------------------------------------------------------------------------------
Notes to Financial Statements (Continued)


         NET LOSS PER UNIT OF LIMITED PARTNERSHIP INTEREST

         Net loss per unit of limited partnership interest is calculated based upon the weighted average number of units of limited partnership interest (units) outstanding.

2.       OPERATIONS

         Century Pacific Housing Fund-I, a California limited partnership, (the Partnership), was formed on October 6, 1986 for the purpose of raising capital by offering and selling limited partnership interests and then acquiring limited partnership interests in 21 limited partnerships (the Operating Partnerships), which acquired and operate 21 multi-family residential apartment properties (the properties). As of March 31, 2003, the Operating Partnerships still own 14 of these properties.

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


                                      F-7

--------------------------------------------------------------------------------
See the accompanying report letter.

CENTURY PACIFIC HOUSING FUND-I
--------------------------------------------------------------------------------
Notes to Financial Statements (Continued)


3.       REALIZATION OF ASSETS

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Partnership as a going concern. The Partnership's Operating Partnerships have not achieved the operating results required to provide the Partnership with sufficient cash distributions to fund the Partnership's administrative costs. Additionally, as of March 31, 2003, the Partnership has incurred allocated losses from all of its Operating Partnerships to the extent of the Partnership's cash contributions. As a result of the foregoing, the Partnership is dependent upon the general partners and affiliates for continued financial support.

         The auditors' reports on five of the Operating Partnerships' financial statements contained an explanatory paragraph relating to a going concern issue, all of which concerned the expiration of the Housing Assistance Payment Contract. These Operating Partnerships have Housing Assistance Payment Contracts with the U.S. Department of Housing and Urban Development (HUD) that are due to expire during 2003. Management has requested one year extensions for these Operating Partnerships; however, as of June 20, 2003, these extensions have not been granted.

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

4.       TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES OF THE GENERAL
         PARTNERS

         The general partners of the Partnership are CPCC and Irwin Jay Deutch. The original limited partner of the Partnership is Westwood Associates, whose partners are Irwin Jay Deutch and key employees of CPCC. Century Pacific Placement Corporation (CPPC), an affiliate of the general partners, served as the broker-dealer-manager for sales of the limited partnership interests in the Partnership. Century Pacific Realty Corporation (CPRC), an affiliate of CPCC, is a general partner in each of the Operating Partnerships.

         The general partners have an aggregate one percent interest in the Partnership, as does the original limited partner. CPRC has a one percent interest in each of the Operating Partnerships, except for one Operating Partnership in which it has a one-half percent interest.


                                      F-8

--------------------------------------------------------------------------------
See the accompanying report letter.

CENTURY PACIFIC HOUSING FUND-I
--------------------------------------------------------------------------------
Notes to Financial Statements (Continued)


         As more fully described in Note 5, four of the properties sold out of the Operating Partnerships in 2002 were sold through a two-step process which involved a sale to a related partnership, and then a sale of the partnership interests to a third party.

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

         The general partners and affiliates earned the following fees for services provided to the Partnership and were entitled to reimbursement for costs incurred by the general partners and affiliates on behalf of the Partnership and the Operating Partnerships for the years ended March 31, 2003, 2002 and 2001 as follows:

                                                       2003         2002         2001
                                                     --------     --------     --------
Fees and reimbursement from the Partnership:
   Reimbursement for overhead allocated from
      Century Pacific Equity Corporation
      (CPEC)                                         $ 60,000     $ 60,000     $ 60,000
                                                     --------     --------     --------
Fees and reimbursement from the Operating
   Partnerships
      Supervisory management fee (CPCC and
         CPRC)                                        142,220      152,115      152,115
      Partnership management fee (CPCC and
         CPRC)                                        355,247      377,214      374,409
                                                     --------     --------     --------
                                                      497,467      529,329      526,524
                                                     --------     --------     --------
                                                     $557,467     $589,329     $586,524
                                                     ========     ========     ========

         At March 31, 2003 and 2002, payable to related parties totaling $1,144,072 and $1,080,533, respectively, consists of fees and certain general and administrative costs accrued as a noninterest bearing payable by the Partnership to the general partners and affiliates. Such fees and allocated costs have been deferred until the Partnership has sufficient cash to pay them.

         Receivable from related parties of $4,934 at March 31, 2003 and 2002 represents cash advances to several of the Operating Partnerships.

         At March 31, 2003 and 2002, CPRC was owed $62,455 for noninterest bearing, demand cash advances to the Partnership.

                                      F-9

--------------------------------------------------------------------------------
See the accompanying report letter.

CENTURY PACIFIC HOUSING FUND-I
--------------------------------------------------------------------------------
Notes to Financial Statements (Continued)


         The general partners may advance funds to the Partnership to fund operating deficits, but are not obligated to do so. Such advances shall be evidenced by a promissory note of a term no more than 12 months in length and at a rate of interest no lower than the prime rate. All such loans shall be repaid prior to any distributions of net cash flow. At March 31, 2003 and 2002, the Partnership had no outstanding advances due to the general partners.

5.       INVESTMENTS IN OPERATING PARTNERSHIPS

         At March 31, 2003 and 2002, the Partnership owned limited partnership interests in 21 Operating Partnerships. At March 31, 2003 and 2002, the Operating Partnerships had investments in 14 and 21 multi-family rental properties, respectively.

         Investments in Operating Partnerships consist of the following:

                                                       2003              2002
                                                   ------------      ------------
Cash contributions to Operating Partnerships
   to fund purchase of beneficial interests in
   properties                                      $ 15,497,467      $ 15,497,467
Cash contributions to Operating Partnerships
   to fund operations                                     6,150             6,150
Cash distribution from Operating Partnership             (6,326)           (6,326)
Acquisition and organization costs                    3,342,778         3,342,778
Equity in net losses of Operating Partnerships      (18,840,069)      (18,840,069)
                                                   ------------      ------------
                                                   $         --      $         --
                                                   ============      ============

         A summarized combined balance sheet as of December 31, 2002 and 2001 and statement of operations for the three years ended December 31, 2002 of the aforementioned Operating Partnerships follows:

                             COMBINED BALANCE SHEET
                                     ASSETS

                                               2002           2001
                                           ------------   ------------
Cash                                       $    742,230   $    610,401
Reserve for replacements                      2,643,123      3,539,469
Land and buildings                           34,457,232     52,563,444
Other assets                                  1,951,462      4,844,577
                                           ------------   ------------
                                           $ 39,794,047   $ 61,557,891
                                           ============   ============

                        LIABILITIES AND PARTNERS' DEFICIT

Notes payable                              $ 93,323,247    $141,056,387
Other liabilities                             5,037,073       8,124,369
Partners' deficit                           (58,566,273)    (87,622,865)
                                           ------------    ------------
                                           $ 39,794,047    $ 61,557,891
                                           ============    ============


                                      F-10

--------------------------------------------------------------------------------
See the accompanying report letter.

CENTURY PACIFIC HOUSING FUND-I
--------------------------------------------------------------------------------
Notes To Financial Statements (Continued)


                        COMBINED STATEMENT OF OPERATIONS

                                                       2002              2001              2000
                                                   ------------      ------------      ------------
REVENUES
   Rental income                                   $ 16,439,759      $ 16,654,299      $ 16,585,661
   Cancellation of debt income                       18,416,317                --                --
   Other income                                         505,106           724,174           653,813
   Net gain on sales of assets                       12,366,376                --                --
                                                   ------------      ------------      ------------
         TOTAL REVENUES                              47,727,558        17,378,473        17,239,474
                                                   ------------      ------------      ------------
EXPENSES
   Utilities                                          2,589,173         3,406,782         2,869,732
   Repairs and maintenance                            4,088,639         4,497,750         4,601,575
   Management fees                                    1,754,513         1,297,349         1,313,219
   Other operating expenses                           6,334,058         6,077,221         5,402,602
   Interest                                           6,488,810         7,992,056         7,625,813
   Depreciation and amortization                      3,656,439         4,328,143         4,346,112
                                                   ------------      ------------      ------------
         TOTAL EXPENSES                              24,911,632        27,599,301        26,159,053
                                                   ------------      ------------      ------------
NET INCOME (LOSS)                                  $ 22,815,926      $(10,220,828)     $ (8,919,579)
                                                   ============      ============      ============
ALLOCATION OF INCOME (LOSS)
   Century Pacific Housing Fund - I                $ 22,359,607      $(10,016,411)     $ (8,741,187)
   General partners and other limited partners          456,319          (204,417)         (178,392)
                                                   ------------      ------------      ------------
                                                   $ 22,815,926      $(10,220,828)     $ (8,919,579)
                                                   ============      ============      ============


                                      F-11

--------------------------------------------------------------------------------
See the accompanying report letter.

CENTURY PACIFIC HOUSING FUND-I
--------------------------------------------------------------------------------
Notes To Financial Statements (Continued)


In 2002, the Operating Partnerships sold the following seven properties:

                                                                                                                        CANCELLATION
                                                                   DATE       SELLING       BASIS OF                      OF DEBT
OPERATING PARTNERSHIP        PROJECT NAME          LOCATION        SOLD        PRICE       ASSET SOLD        GAIN          INCOME
---------------------     -------------------   --------------   ---------  ------------  ------------   ------------   ------------

Century Pacific Housing
Partnership III           Highland Park         Topeka, KS       5/31/2002  $  2,789 246  $  1,809,898   $    979,348   $  8,384,681
Century Pacific Housing
Partnership IV            Forest Glen Estates   Kansas City, KS  6/28/2002     3,357,924     2,748,071        609,853      3,623,096
Century Pacific Housing
Partnership VI            Green Meadows         Danville, IL     9/12/2002     1,695,397       727,967        967,430        374,049
Century Pacific Housing
Partnership XV            Castle Gardens        Lubbock, TX     12/16/2002     3,158,401     1,652,038      1,506,363      1,550,087
Century Pacific Housing
Partnership XI            Continental Terrace   Fort Worth, TX  12/16/2002     3,794,136     3,000,975        793,161      2,960 814
Century Pacific Housing
Partnership XIV           Kings Row             Houston, TX     12/16/2002     5,288,658     1,596,609      3,692,049             --
Century Pacific Housing
Partnership XII           Yale Village          Houston, TX     12/16/2002     6,463,274     2,645,102      3,818,172      1,523,590
                                                                            ------------  ------------   ------------   ------------
                                                                            $ 26,547,036  $ 14,180,660   $ 12,366,376   $ 18,416,317
                                                                            ============  ============   ============   ============

These properties were sold at their fair market values, which in each case was less than the existing debt on those properties. The sales transaction involving the last four properties involved a two-step process whereby the properties were sold to a new related partnership, following by a sale of 100% of the partnership interests in the new partnership to the buyer. The sale of the partnership interests occurred subsequent to March 31, 2003. This process was used in order to accommodate the buyer's need to comply with rules associated with its receipt of a new allocation of tax credits to preserve these low-income properties. The sales prices of these properties were established based upon an independent market valuation performed by the accounting firm of Novogradac & Company.


                                      F-12

--------------------------------------------------------------------------------
See the accompanying report letter.

CENTURY PACIFIC HOUSING FUND-I
--------------------------------------------------------------------------------
Notes To Financial Statements (Continued)


6.       COMMITMENTS AND CONTINGENCIES

         The rents of the Operating Partnerships, all of which receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8") are subject to specific laws, regulations, and agreements with federal and state agencies. The subsidy agreements expire at various times during and after the 15-year compliance period of the Operating Partnerships. The United States Department of Housing and Urban Development ("HUD") has issued a notice implementing provisions to renew Section 8 contracts expiring during HUD's fiscal year 2003, where requested by an owner, for an additional one-year term at current rent levels. As of June 20, 2003, six of the Operating Partnerships' Section 8 contracts are due to expire during 2003. The Operating Partnerships have not yet received HUD's approval of their extension requests. At the present time, the Partnership cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Operating Partnerships receiving such subsidy or similar subsidies.

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

                                      F-13

--------------------------------------------------------------------------------
See the accompanying report letter.

                                                                    Schedule III
                                                                     Page 1 Of 2

                         CENTURY PACIFIC HOUSING FUND-I
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF OPERATING
         PARTNERSHIPS IN WHICH CPHF-I HAS LIMITED PARTNERSHIP INTERESTS
                                DECEMBER 31, 2002



                                                          INITIAL COST TO           COST CAPITALIZED (DISPOSED OF)
                                                       OPERATING PARTNERSHIP          SUBSEQUENT TO ACQUISITION
                                                 ---------------------------------  ------------------------------
                                                                   BUILDINGS AND                    BUILDINGS AND
DESCRIPTION(1)                   ENCUMBRANCES(2)     LAND          IMPROVEMENTS          LAND        IMPROVEMENTS
--------------                   --------------- ----------    -------------------  -------------   --------------

Century Pacific Housing
  Partnership I (CPHP-I) -
  Charter House
  Dothan, Alabama                 $  2,492,684   $  179,578         $  1,918,124     $         --    $    190,112

CPHP-II VOA/Sunset Park, Ltd. -
  Sunset Park
  Denver, Colorado                  10,598,062      803,595            5,696,405            7,305       1,308,985

CPHP-III - Highland Park
  Topeka, Kansas                            --      434,475            6,465,525         (434,475)     (6,465,525)

CPHP-IV Forest Glen Estates
  Kansas City, Missouri                     --      427,519            4,469,134         (427,519)     (4,469,134)

CPHP-VI - Edgewood
  Danville, Illinois                        --      223,418            3,316,582         (223,418)     (3,316,582)

CPHP-VII - Gulfway Terrace
  New Orleans, Louisiana             6,496,588      270,343            5,429,657              237         405,274

CPHP-IX - Wind Ridge
  Wichita, Kansas                    3,982,209      169,514            3,330,486              828         841,941

CPHP-X Bergen Circle
  Springfield, Massachusetts        17,862,752      901,206           11,359,794               --       1,571,269

CPHP-V - Jaycee Towers
  Dayton, Ohio                       9,151,955      599,719            5,096,481               --         483,568

CPHP-VIII - Sunset Townhouses
  Newton, Kansas                     1,579,919       50,259            1,174,741              138         148,101
                                  ------------   ----------         ------------     ------------    ------------
Balance Carried
  Forward                         $ 52,164,169    4,059,626           48,256,929       (1,076,904)     (9,301,991)
                                  ------------   ----------         ------------     ------------    ------------


                                                                                                                         LIFE UPON
                                                                                                                             WHICH
                                            GROSS AMOUNT AT WHICH             ACCUMULATED                             DEPRECIATION
                                          CARRIED AT CLOSE OF YEAR            DEPRECIATION                               IN LATEST
                                  -----------------------------------------  -------------                                  INCOME
                                               BUILDINGS AND                 BUILDINGS AND     DATE OF       DATE     STATEMENT IS
DESCRIPTION(1)                        LAND      IMPROVEMENTS       TOTAL      IMPROVEMENTS   CONSTRUCTION  ACQUIRED       COMPUTED
--------------                   ------------  -------------   ------------  -------------   ------------  --------  -------------

Century Pacific Housing
  Partnership I (CPHP-I) -
  Charter House
  Dothan, Alabama                 $   179,578   $  2,108,236   $  2,287,814   $  1,176,817         1972     Dec-87      27.5 years

CPHP-II VOA/Sunset Park, Ltd. -
  Sunset Park
  Denver, Colorado                    810,900      7,005,390      7,816,290      3,744,415         1971     Dec-87   10 - 50 years

CPHP-III - Highland Park
  Topeka, Kansas                           --             --             --             --         1967     Dec-87   10 - 40 years

CPHP-IV Forest Glen Estates
  Kansas City, Missouri                    --             --             --             --         1971     Dec-87        40 years

CPHP-VI - Edgewood
  Danville, Illinois                       --             --             --             --         1970     Dec-87      27.5 years

CPHP-VII - Gulfway Terrace
  New Orleans, Louisiana              270,580      5,834,931      6,105,511      3,517,252         1970     Dec-87   10 - 40 years

CPHP-IX - Wind Ridge
  Wichita, Kansas                     170,342      4,172,427      4,342,769      2,488,456         1969     Dec-87   10 - 40 years

CPHP-X Bergen Circle
  Springfield, Massachusetts          901,206     12,931,063     13,832,269      7,216,352         1976     Dec-87   10 - 40 years

CPHP-V - Jaycee Towers
  Dayton, Ohio                        599,719      5,580,049      6,179,768      2,894,307         1970     Dec-88      27.5 years

CPHP-VIII - Sunset Townhouses
  Newton, Kansas                       50,397      1,322,842      1,373,239        836,339         1971     Aug-88   10 - 40 years
                                  -----------   ------------   ------------   ------------         ----     ------   -------------
Balance Carried
  Forward                           2,982,722     38,954,938     41,937,660     21,873,938
                                  -----------   ------------   ------------   ------------


                                      F-14

--------------------------------------------------------------------------------
See notes to schedule.



                                                            INITIAL COST TO       COST CAPITALIZED (DISPOSED OF)
                                                         OPERATING PARTNERSHIP      SUBSEQUENT TO ACQUISITION
                                                   ----------------------------   ------------------------------
                                                                  BUILDINGS AND                   BUILDINGS AND
DESCRIPTION(1)                   ENCUMBRANCES(2)       LAND       IMPROVEMENTS        LAND         IMPROVEMENTS
--------------                   ---------------   ------------   -------------   -------------   --------------

BALANCE CARRIED FORWARD             $ 52,664,169   $  4,059,626   $ 48,256,929    $ (1,076,904)   $ (9,301,991)

CPHP-XI Continental Terrace
  Fort Worth, Texas                           --        231,946      4,368,054        (231,946)     (4,368,054)

CPHP-XII - Yale Village
  Houston, Texas                              --        299,925      4,950,075        (299,925)     (4,950,075)

CPHP-XIII - Atlantis
  Virginia Beach, Virginia             9,783,032        520,607      5,382,387           2,861       1,057,236

CPHP-XIV - Kings Row
  Houston, Texas                              --        193,458      3,586,542        (193,458)     (3,586,542)

CPHP-XV - Castle Gardens
  Lubbock, Texas                              --        161,989      3,106,011        (161,989)     (3,106,011)

CPHP-XVI - Rockwell Villa
  Oklahoma City, Oklahoma              1,708,501         75,255      1,160,145           1,168         280,455

CPHP-XVII - London Square Village
  Oklahoma City, Oklahoma              5,092,966        203,978      4,009,000              --         762,695

CPHP-XVIII - Ascension Towers
  Memphis, Tennessee                  10,697,663        176,341      6,551,159              --         937,800

Coleman Manor Associates Limited
  Partnership - Coleman Manor
  Baltimore, Maryland                  2,142,803         61,281      3,384,621              --         184,710

CPHP-XX - Holiday Heights
  Fort Worth, Texas                    3,548,888        202,445      1,942,864          43,132         158,237

CPHP-XXII - Harriet Tubman
  Terrace - Berkeley,
  California                           7,685,225        361,275      3,807,339           5,097         485,198
                                    ------------   ------------   ------------    ------------    ------------
                                    $ 93,323,247   $  6,548,126   $ 90,505,126    $ (1,911,964)   $(21,446,342)
                                    ============   ============   ============    ============    ============


                                                                                                                           LIFE UPON
                                                                                                                               WHICH
                                             GROSS AMOUNT AT WHICH              ACCUMULATED                             DEPRECIATION
                                           CARRIED AT CLOSE OF YEAR            DEPRECIATION                                IN LATEST
                                   -----------------------------------------   -------------                                  INCOME
                                                 BUILDINGS AND                 BUILDINGS AND     DATE OF       DATE     STATEMENT IS
DESCRIPTION(1)                         LAND       IMPROVEMENTS       TOTAL      IMPROVEMENTS   CONSTRUCTION  ACQUIRED       COMPUTED
--------------                     ------------  -------------   ------------  -------------   ------------  --------  -------------

BALANCE CARRIED FORWARD            $  2,982,722   $ 38,954,938   $ 41,937,660   $ 21,873,938

CPHP-XI Continental Terrace
  Fort Worth, Texas                          --             --             --             --           1971    Oct-88  20 - 40 years

CPHP-XII - Yale Village
  Houston, Texas                             --             --             --             --           1970    Aug-88  20 - 40 years

CPHP-XIII - Atlantis
  Virginia Beach, Virginia              523,468      6,439,623      6,963,091      3,948,751           1970    Jul-88  20 - 40 years

CPHP-XIV - Kings Row
  Houston, Texas                             --             --             --             --           1968    Aug-88  20 - 40 years

CPHP-XV - Castle Gardens
  Lubbock, Texas                             --             --             --             --           1971    Jul-85  15 - 40 years

CPHP-XVI - Rockwell Villa
  Oklahoma City, Oklahoma                76,423      1,440,600      1,517,023        780,298           1970    Jul-88     27.5 years

CPHP-XVII - London Square Village
  Oklahoma City, Oklahoma               203,978      4,771,695      4,975,673      3,071,989           1975    Aug-88     27.5 years

CPHP-XVIII - Ascension Towers
  Memphis, Tennessee                    176,341      7,488,959      7,665,300      4,043,727           1979    Aug-88     27.5 years

Coleman Manor Associates Limited
  Partnership - Coleman Manor
  Baltimore, Maryland                    61,281      3,569,331      3,630,612      1,870,349           1903    Aug-88     27.5 years

CPHP-XX - Holiday Heights
  Fort Worth, Texas                     245,577      2,101,101      2,346,678      1,338,107           1972    Oct-88       32 years

CPHP-XXII - Harriet Tubman
  Terrace - Berkeley,
  California                            366,372      4,292,537      4,658,909      2,310,555           1975    Aug-88     27.5 years
                                   ------------   ------------   ------------   ------------          -----   -------  -------------
                                   $  4,636,162   $ 69,058,784   $ 73,694,946   $ 39,237,714
                                   ============   ============   ============   ============


                                      F-15

--------------------------------------------------------------------------------
See notes to schedule.

                         CENTURY PACIFIC HOUSING FUND-I
--------------------------------------------------------------------------------
               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                 DEPRECIATION OF OPERATING PARTNERSHIPS IN WHICH
                    CPHF-I HAS LIMITED PARTNERSHIP INTERESTS
                                DECEMBER 31, 2002

NOTE 1 - DESCRIPTION OF PROPERTIES

The Properties held by the Operating Partnerships in which the Partnership has invested are housing projects, primarily for families and elderly or handicapped individuals of low and moderate income.

NOTE 2 - SCHEDULE OF ENCUMBRANCES

Operating Partnership           Mortgage       Residual       Purchase        Other
Name and Property Name           Notes           Note           Note           Notes         Total
----------------------        ------------   ------------   ------------   ------------   ------------
CPHP-I Charter House          $    721,685   $  1,770,999   $         --   $         --   $  2,492,684
CPHP-II VOA/Sunset Park,
  Ltd. Sunset Park               2,055,704      8,196,607             --        345,751     10,598,062
CPHP-III Highland Park                  --             --             --             --             --
CPHP-IV Forest Glen
  Estates                               --             --             --             --             --
CPHP-V Jaycee Towers             1,944,679      6,942,573             --        264,703      9,151,955
CPHP-VI Edgewood                        --             --             --             --             --
CPHP-VII Gulfway Terrace         2,245,141      4,463,642             --        287,805      6,996,588
CPHP-VIII
  Sunset Townhouses                481,884      1,077,927             --         20,108      1,579,919
CPHP-IX Wind Ridge               3,012,512        905,532             --         64,165      3,982,209
CPHP-X Bergen Circle             5,225,192     11,776,818             --        860,742     17,862,752
CPHP-XI Continental Terrace             --             --             --             --             --
CPHP-XII Yale Village                   --             --             --             --             --
CPHP-XIII Atlantis               1,670,172      8,060,338             --         52,522      9,783,032
CPHP-XIV Kings Row                      --             --             --             --             --
CPHP-XV Castle Gardens                  --             --             --             --             --
CPHP-XVI Rockwell Villa            400,433      1,245,430             --         62,638      1,708,501
CPHP-XVII London Square
  Village                        1,706,241      3,094,896             --        291,829      5,092,966
CPHP-XVIII Ascension Towers      2,637,852      7,553,606             --        506,205     10,697,663
Coleman Manor Associates
  Limited Partnership
  Coleman Manor                  2,102,803             --             --         40,000      2,142,803
CPHP-XX Holiday Heights            729,505      2,819,383             --             --      3,548,888
CPHP-XXII Harriet Tubman
  Terrace                        1,186,721      6,277,004        221,500             --      7,685,225
                              ------------   ------------   ------------   ------------   ------------
                              $ 26,120,524   $ 64,184,755   $    221,500   $  2,796,468   $ 93,323,247
                              ============   ============   ============   ============   ============


--------------------------------------------------------------------------------
See notes to schedule.                F-16

                         CENTURY PACIFIC HOUSING FUND-I
--------------------------------------------------------------------------------
                     NOTES TO SCHEDULE III - REAL ESTATE AND
              ACCUMULATED DEPRECIATION OF OPERATING PARTNERSHIPS IN
                 WHICH CPHF-I HAS LIMITED PARTNERSHIP INTERESTS
                                DECEMBER 31, 2002


NOTE 3 - RECONCILIATION OF REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                      ACCUMULATED
                                                       COST          DEPRECIATION
                                                  --------------    --------------
Balance at December 31, 1999                      $  108,915,961    $   49,049,371
Additions during year:
   Improvements                                          580,382                --
   Depreciation                                               --         4,290,578
                                                  --------------    --------------

Balance at December 31, 2000                         109,496,343        53,339,949
Additions during year:
   Improvements                                          674,897                --
   Depreciation                                               --         4,267,847
                                                  --------------    --------------

Balance at December 31, 2001                         110,171,240        57,607,796
Additions during year:
   Improvements                                          439,129                --
   Depreciation                                               --         2,696,180
Deductions during year:
   Cost of real estate sold                          (36,915,423)               --
   Accumulated depreciation of real estate sold               --       (21,066,262)
                                                  --------------    --------------
                                                  $   73,694,946    $   39,237,714
                                                  ==============    ==============


                                                                     Schedule IV
                                                                     Page 1 of 4

                         CENTURY PACIFIC HOUSING FUND-I
--------------------------------------------------------------------------------
                   MORTGAGE LOANS ON REAL ESTATE OF OPERATING
                        PARTNERSHIPS IN WHICH CPHF-I HAS
                          LIMITED PARTNERSHIP INTERESTS
                                DECEMBER 31, 2002

                                                                 MONTHLY
                                                                 PAYMENTS       ORIGINAL
                                                    FINAL      TO MATURITY        FACE        CARRYING
                                  INTEREST        MATURITY     (NET OF HUD      AMOUNT OF     AMOUNT OF
DESCRIPTION(1)                      RATE            DATE         SUBSIDY)       MORTGAGE      MORTGAGE(2)
--------------                  ------------    ------------   ------------   ------------   ------------

First mortgages assumed
by Operating Partnerships:

Century Pacific Housing
Partnership-I (CPHP-I)
   Charter House
   Dothan, Alabama                         7%     March 2013   $      8,238   $  1,325,700   $    721,685

CPHP-II
   VOA/Sunset Park, Ltd.
   Sunset Park                                     November
   Denver, Colorado                        7%        2014             8,825      4,859,300      2,055,704

CPHP-III
   Highland Park                                   December
   Topeka, Kansas                          3%        2008            10,835      2,914,500             --

CPHP-IV
   Forest Glen Estates
   Kansas City, Kansas                   7.5%     April 2013          6,703      2,787,000             --

CPHP-VI                              3% plus
   Edgewood                         treasury       January
   Danville, Illinois              bill rate         2013            18,928      2,360,000             --

CPHP-VII
   Gulfway Terrace
   New Orleans, Louisiana                  7%      June 2015          8,320      3,616,200      2,245,141

CPHP-IX
   Wind Ridge
   Wichita, Kansas                     8.625%      July 2010         23,800      3,060,000      3,012,512

CPHP-X
   Bergen Circle
   Springfield, Massachusetts           6.92%     March 2018          4,818      7,381,100      5,225,192

CPHP-V
   Jaycee Towers                                  September
   Dayton, Ohio                          8.5%        2012             7,701      3,361,200      1,944,679

CPHP-VIII
   Sunset Townhouses                              September
   Newton, Kansas                        8.5%        2012             1,864        828,300        481,884
                                ------------    ------------   ------------   ------------   ------------
   Balance Brought Forward                                          100,032     32,493,300     15,686,797
                                                               ------------   ------------   ------------

--------------------------------------------------------------------------------
See notes to schedule.                F-18

                                                                     Schedule IV
                                                                     Page 2 Of 4
                         CENTURY PACIFIC HOUSING FUND-I
--------------------------------------------------------------------------------
                   MORTGAGE LOANS ON REAL ESTATE OF OPERATING
                        PARTNERSHIPS IN WHICH CPHF-I HAS
                          LIMITED PARTNERSHIP INTERESTS
                                DECEMBER 31, 2002

                                                                        MONTHLY
                                                                        PAYMENTS      ORIGINAL
                                                          FINAL       TO MATURITY       FACE         CARRYING
                                        INTEREST        MATURITY      (NET OF HUD    AMOUNT OF       AMOUNT OF
DESCRIPTION(1)                            RATE            DATE          SUBSIDY)      MORTGAGE      MORTGAGE(2)
--------------                        ------------    ------------   ------------   ------------   ------------

BALANCE BROUGHT FORWARD                                              $    100,032   $ 32,493,300   $ 15,686,797

CPHP-XI
  Continental Terrace
  Fort Worth, Texas                              7%     March 2013          8,636      3,002,600             --

CPHP-XII
  Yale Village                                          December
  Houston, Texas                               8.5%       2011              9,655      3,363,300             --

CPHP-XIII
  Atlantis
  Virginia Beach, Virginia                     8.5%     March 2012          7,336      2,946,500      1,670,172

CPHP-XIV
  Kings Row
  Houston, Texas                                 7%      June 2015         22,595      4,000,000             --

CPHP-XV
  Castle Gardens
  Lubbock, Texas                               8.5%      June 2015          4,808      1,949,900             --

CPHP-XVI
  Rockwell Villa                                         September
  Oklahoma City, Oklahoma                        7%         2013            1,968        812,700        400,433

CPHP-XVII
  London Square Village
  Oklahoma City, Oklahoma                      7.5%      June 2012          8,020      3,153,900      1,706,241

CPHP-XVIII
  Ascension Towers
  Memphis, Tennessee                             7%      May 2015           9,671      4,290,000      2,637,852

Coleman Manor Associates
  Limited Partnership
    Coleman Manor
    Baltimore, Maryland                         10%     July 2029          12,545      2,365,000      2,102,803

CPHP-XX
  Holiday Heights
  Fort Worth, Texas                              7%    April 2014           3,272      1,252,700        729,505

CPHP-XXII
  Harriet Tubman Terrace
  Berkeley, California                           7%   October 2015          4,233      1,882,700      1,186,721
                                                                     ------------   ------------   ------------
                                                                     $    192,771   $ 61,512,600   $ 26,120,524
                                                                     ============   ============   ============


--------------------------------------------------------------------------------
See notes to schedule.                F-19

                                                                     Schedule IV
                                                                     Page 3 Of 4

                         CENTURY PACIFIC HOUSING FUND-I
--------------------------------------------------------------------------------
                   MORTGAGE LOANS ON REAL ESTATE OF OPERATING
                        PARTNERSHIPS IN WHICH CPHF-I HAS
                          LIMITED PARTNERSHIP INTERESTS
                                DECEMBER 31, 2002


                                                                 MONTHLY
                                                                 PAYMENTS      ORIGINAL
                                                    FINAL      TO MATURITY       FACE          CARRYING
                                  INTEREST        MATURITY     (NET OF HUD     AMOUNT OF       AMOUNT OF
DESCRIPTION(1)                     RATE             DATE         SUBSIDY)       MORTGAGE      MORTGAGE(2)
--------------                 ------------    ------------   ------------    ------------   ------------

Residual notes (second
mortgages):

Century Pacific Housing
Partnership-I (CPHP-I)
  Charter House                                  December
  Dothan, Alabama                        (1)       2002                 (1)   $    781,581   $  1,770,999

CPHP-II
  VOA/Sunset Park, Ltd.                          December
  Denver, Colorado                       (1)        2002                (1)      2,462,936      8,196,607

CPHP-III
  Highland Park                                  December
  Topeka, Kansas                         (1)        2002                (1)      3,936,695             --

CPHP-IV
  Forest Glen Estates                            December
  Kansas City, Kansas                    (1)        2002                (1)      1,733,923             --

CPHP-VI
  Edgewood                                       December
  Danville, Illinois                     (1)        2002                (1)        415,192             --

CPHP-VII
  Gulfway Terrace                                December
  New Orleans, Louisiana                 (1)        2002                (1)      1,255,000      4,463,642

CPHP-IX
  Wind Ridge                                     December
  Wichita, Kansas                        (1)       2003                 (1)      1,053,084        905,532

CPHP-X
  Bergen Circle
  Springfield, Massachusetts             (1)    July 2013               (1)      3,547,072     11,776,818

CPHP-V
  Jaycee Towers
  Dayton, Ohio                           (1)   October 2005             (1)      2,245,673      6,942,573

CPHP-VIII
  Sunset Townhouses
  Newton, Kansas                         (1)    August 2003             (1)        341,229      1,077,927
                                                                              ------------   ------------
  BALANCE BROUGHT FORWARD                                                       17,772,385     35,134,098
                                                                              ------------   ------------


--------------------------------------------------------------------------------
See notes to schedule.                F-20

                                                                     Schedule IV
                                                                     Page 4 Of 4
                         CENTURY PACIFIC HOUSING FUND-I
--------------------------------------------------------------------------------
                   MORTGAGE LOANS ON REAL ESTATE OF OPERATING
                        PARTNERSHIPS IN WHICH CPHF-I HAS
                          LIMITED PARTNERSHIP INTERESTS
                                DECEMBER 31, 2002

                                                                        MONTHLY
                                                                        PAYMENTS        ORIGINAL
                                                            FINAL     TO MATURITY         FACE         CARRYING
                                          INTEREST        MATURITY    (NET OF HUD       AMOUNT OF      AMOUNT OF
DESCRIPTION(1)                              RATE            DATE        SUBSIDY)        MORTGAGE      MORTGAGE(2)
--------------                         ------------    ------------   ------------    ------------   ------------

BALANCE BROUGHT FORWARD                                                               $ 17,772,385   $ 35,134,098

CPHP-XI
   Continental Terrace
   Fort Worth, Texas                             (1)   October 2003             (1)      1,595,364             --

CPHP-XII
   Yale Village
   Houston, Texas                                (1)    August 2003             (1)      1,255,000             --

CPHP-XIII
   Atlantis
   Virginia Beach, Virginia                      (1)      July 2003             (1)      2,552,584      8,060,338

CPHP-XIV
   Kings Row
   Houston, Texas                                (1)    August 2003             (1)      1,537,518             --

CPHP-XV
   Castle Gardens
   Lubbock, Texas                                (1)      July 2003             (1)      1,160,247             --

CPHP-XVI
   Rockwell Villa
   Oklahoma City, Oklahoma                       (1)      July 2003             (1)        398,629      1,245,430

CPHP-XVII
   London Square Village
   Oklahoma City, Oklahoma                       (1)      July 2003             (1)        979,071      3,094,896

CPHP-XVIII
   Ascension Towers
   Memphis, Tennessee                            (1)    August 2003             (1)      2,404,667      7,553,606

CPHP-XX
   Holiday Heights
   Fort Worth, Texas                             (1)   October 2004             (1)        909,472      2,819,383

CPHP-XXII
   Harriet Tubman Terrace                               December
   Berkeley, California                          (1)       2003                 (1)      2,036,000      6,277,004
                                                                                      ------------   ------------
                                                                                      $ 32,600,937   $ 64,184,755
                                                                                      ============   ============


--------------------------------------------------------------------------------
See notes to schedule.                F-21

                         CENTURY PACIFIC HOUSING FUND-I
--------------------------------------------------------------------------------
                  NOTES TO SCHEDULE IV - MORTGAGE LOANS ON REAL
                    ESTATE OF OPERATING PARTNERSHIPS IN WHICH
                    CPHF-I HAS LIMITED PARTNERSHIP INTERESTS
                                DECEMBER 31, 2002


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

NOTE 2 - RECONCILIATION OF MORTGAGES AND RESIDUAL NOTES

                                                   MORTGAGE            RESIDUAL
                                                     LOANS               NOTES
                                                  ------------      ------------
         Balance at December 31, 1999             $ 38,994,066      $ 84,264,754
            Additions during year:
               Accrued interest                             --         7,119,427
               New mortgage loan                     3,060,000                --
            Deductions during year:
               Payments                             (2,806,929)       (2,044,850)
                                                  ------------      ------------

         Balance at December 31, 2000               39,247,137        89,339,331
            Additions during year:
               Accrued interest                             --         7,417,773
               New mortgage loan                     4,000,000                --
            Deductions during year:
               Payments                             (2,814,149)       (2,633,149)
                                                  ------------      ------------

         Balance at December 31, 2001               40,432,988        94,123,955
            Additions during year:
               Accrued interest                             --         6,839,025
            Deductions during year:
               Forgiveness of note                          --       (18,416,317)
               Note assumed in sale                 (8,670,437)      (10,350,167)
               Payments                             (5,642,047)       (8,011,741)
                                                  ------------      ------------
                                                  $ 26,120,524      $ 64,184,755
                                                  ============      ============


--------------------------------------------------------------------------------
                                      F-22

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              CENTURY PACIFIC HOUSING FUND - I


Date: 8/15/03                 /s/ IRWIN JAY DEUTCH
      -----------------       -------------------------------------------------
                              By: Irwin Jay Deutch, as Managing General Partner



                              and


                              Century Pacific Capital I Corporation, as
                              Corporate General Partner and as Attorney-in-Fact for all Investor Limited Partners




Date: 8/15/03                 /s/ IRWIN JAY DEUTCH
      -----------------       -------------------------------------------------
                              By: Irwin Jay Deutch, President

EXHIBITS


Exhibit
Number            Description
------            -----------

31.1 Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2 Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*


* Filed herewith