Form 10-Q
period 2003-06-30
CENTURY PACIFIC HOUSING FUND I
filed 2003-10-31
CIK 809034

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Quarter Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

                       For the Quarter ended June 30, 2003

                         Commission file number 33-11194

                         CENTURY PACIFIC HOUSING FUND-I
             (Exact name of registrant as specified in its charter)

          California                            95-3938971
(state of other jurisdiction of              (I.R.S. Employer
 incorporation of organization)            Identification Number)

                       1925 Century Park East, Suite 1900
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

SIGNATURE

CERTIFICATIONS

EXHIBITS

PART I   FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS



                         CENTURY PACIFIC HOUSING FUND-I

                                 BALANCE SHEET
                                  (Unaudited)

                                          June 30,       March 31,
                                            2003           2003
                                          --------       ---------

                       ASSETS

Cash                                            $0             $0
Receivable from Related Parties (Note 3)     4,934          4,934
Investments in Limited Partnerships
   (Note 4)                                      0              0
                                          --------      ---------
                                            $4,934         $4,934
                                          --------      ---------


         LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Accounts Payable and Accrued Expenses       10,800         10,800
Advance From Affiliate                      62,455         62,455
Amounts Payable to Related Parties
   (Note 3)                              1,159,072      1,144,072
                                         ---------      ---------
                                         1,232,327      1,217,327
                                         ---------      ---------

Commitments and Contingencies

Partners' Equity (Deficit), per
   accompanying statement
   General Partners                       (403,270)      (402,970)
   Limited Partners, $1,000
      stated value per unit,
      50,000 units authorized,
      22,315 units issued and
      outstanding                         (824,123)      (809,423)
                                         ---------      ---------
                                        (1,227,393)    (1,212,393)
                                        ----------     ----------
                                            $4,934         $4,934
                                        ----------     ----------


The accompanying notes are an integral part of this statement.

                         CENTURY PACIFIC HOUSING FUND-I

                            STATEMENT OF OPERATIONS
                                 (Unaudited)

                                        Three Months Ended
                                             June 30,
                                          2003        2002
                                        -------     -------
Revenues:

   Interest Income                           $0         $0
   Other Income                               0          0
                                      ---------   --------
                                              0          0
                                      ---------   --------

Expenses:

   General and Administrative (Note 3)   15,000     15,015
   Equity in Net Losses of Operating
      Partnership (Note 4)                    0          0
                                      ---------   --------
                                         15,000     15,015
                                      ---------   --------
Net Loss                               $(15,000)  $(15,015)
                                      =========   ========




Allocation of Net Loss

   General Partners                       $(300)     $(300)
   Limited Partners                     (14,700)   (14,715)
                                      ---------   --------
                                       $(15,000)  $(15,015)
                                      =========   ========

Net Loss Per Unit of Limited
   Partnership Interest                     (1)         (1)
                                       =======      ======
Average Number of Units
   Outstanding                          22,315      22,315
                                       =======      ======



The accompanying notes are an integral part of this statement.

                         CENTURY PACIFIC HOUSING FUND-I

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)
                                  June 30, 2003
                                   (Unaudited)

                         General      Limited
                         Partners     Partners      Total
                         --------     --------      -----

Balance at March 31,
   2003                 $(402,970)   $(809,423) $(1,212,393)

Net Loss                     (300)     (14,700)     (15,000)
                        ---------    ---------  -----------

Equity (Deficit) at
   June 30, 2003        $(403,270)   $(824,123) $(1,227,393)
                        ---------    ---------  -----------

Percentage Interest
   June 30, 2003            2%             98%        100%
                        ---------    ---------  -----------

The accompanying notes are an integral part of this statement.

                         CENTURY PACIFIC HOUSING FUND-I

                             STATEMENT OF CASH FLOWS
                                  (Unaudited)


                                               Three Months Ended
                                                    June 30,
                                                2003      2002
                                              --------  --------

Cash Flow From Operating Activities:

  Net Loss                                   $(15,000)  $(15,015)
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

      Increase in payable to related parties   15,000     15,000
                                              -------   --------
Net Cash (Used in) Operating
  Activities                                       $0       $(15)
                                              -------   --------

Net Decrease in Cash                               $0       $(15)

Cash Beginning of Period                            0        537
                                              -------   --------

Cash End of Period                                 $0        522
                                              -------   --------



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

Basis of Presentation

The accompanying unaudited financial statements of Century Pacific Housing Fund I (the "Company") as of June 30, 2003 and March 31, 2003(the March 31, 2003 financial information included herein has been extracted from the Company's audited financial statements on Form 10-K) and for the three months ended June 30, 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Partnership's management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial statements have been made.

The statements of operations for the three months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the financial statements and related notes thereto included on form 10-K for the year ended March 31, 2003.

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

NOTE 4 -  INVESTMENTS IN OPERATING PARTNERSHIPS:

The following is a summary of the Partnership's investments in Operating
Partnerships:

                                   June 30, 2003     March 31, 2003
                                   -------------     --------------
Cash Contributions to Operating
Partnerships to fund purchase of
beneficial interest in Properties    $15,497,467     $15,497,467

Cash Contributions to Operating
Partnerships to fund operations            6,150           6,150

Cash Distribution from Operating
Partnerships                              (6,326)         (6,326)

Acquisition and Organization Cost      3,342,778       3,342,778

Equity in net losses of Operating
Partnerships                         (18,840,069)    (18,840,069)
                                     ------------    -----------
                                     $         0     $         0
                                     ============    ===========

The names and locations of the Properties in which the Operating Partnerships hold beneficial interests at June 30, 2003 are as follows:

          Name of
  Operating Partnership    Property Name           Location

Century Pacific
Housing Partnership-
I (CPHP-I)                Charter House           Dothan, Alabama
CPHP-II                   Sunset Park             Denver, Colorado
CPHP-V                    Jaycee Towers           Dayton, Ohio
CPHP-VII                  Gulfway Terrace         New Orleans, Louisiana
CPHP-VIII                 Sunset Townhouses       Newton, Kansas
CPHP-IX                   Wind Ridge              Wichita, Kansas
CPHP-X                    Bergen Circle           Springfield, MA.
CPHP-XIII                 Atlantis                Virginia Beach, VA.
CPHP-XVI                  Rockwell Villas         Oklahoma City, OK.
CPHP-XVII                 London Square Village   Oklahoma City, OK.
CPHP-XVIII                Ascension Towers        Memphis, Tennessee
CPHP-XIX                  Coleman Manor           Baltimore, Maryland
CPHP-XX                   Holiday Heights         Fort Worth, Texas
CPHP-XXII                 Harriet Tubman Terrace  Berkeley, California


The following combined statements of operations are prepared on the accrual basis and summarizes the operations of the Operating Partnerships for the three months ended June 30, 2003 and June 30, 2002.

                      Three Months Ended
                           June 30,
                       2003      2002
Revenues:
  Rental Income   $2,637,491  $4,213,441
  Other               77,316      99,943
                   ---------   ---------
                   2,714,807   4,313,384
                   ---------   ---------
Expenses
  Oper, Gen.& Adm. 2,222,654   3,481,727
  Depreciation       674,501   1,035,466
  Interest           651,239     758,859
                   ---------   ---------
                   3,548,394   5,276,052
                   ---------   ---------
Net Loss           $(833,587)  $(962,668)
                   =========   =========

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

Occupancy rate was 100% at June 30, 2003. Cash flow from operations was adequate to cover operating costs, debt service, and reserve accounts while maintaining levels for contingencies. Property rents were last increased in January 2001, and current annual gross potential rental revenue is approximately $295,720.

SUNSET PARK APARTMENTS - Denver, Colorado

Sunset Park Apartments is a contemporary 13-story elevator building of steel and masonry construction. The 242 units in the building consist of 3 two-bedroom units, 155 one-bedroom, and 84 efficiency units.

Occupancy rate averaged 98% during the quarter. Cash flow from operations was adequate to cover operating costs, debt service and reserve accounts. Property rents were last increased in May and June, 2002, and the current annual gross potential rental revenue is approximately $1,163,736. The land, building and personal property are under sale contract for approximately $4,800,000.

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

In September 2002, the land, building and personal property was sold for approximately $1,700,000.

GULFWAY TERRACE APARTMENTS - New Orleans, Louisiana

Gulfway Terrace is an attractive 205-unit complex of 30 two-story apartment buildings and one single-story management office building on approximately 9 acres. The one-bedroom units are flats while the two and three-bedroom units are designed as townhouses.

Occupancy was 81% at quarter's end. Cash flow was adequate to cover debt service and operating expenses. A 2% property rent increase took effect in November 2002, bringing the current annual gross potential rental revenue to approximately $1,001,400.

SUNSET TOWNHOUSES - Newton, Kansas

Sunset Townhouse Apartments is a garden style complex of 10 rectangular buildings designed as two-story townhouses on 6.4 acres of land. There are 50 units in the complex made up of 32 two-bedrooms and 18 three-bedroom units.

Occupancy rate averaged 52% for the quarter. Cash flow was barely adequate to cover operating costs, debt service and reserves. Property rents were last increased in April 1996, and annual gross potential rental revenue is approximately $211,800. The property is under sale contract for approximately $760,000.

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

CONTINENTAL TERRACE - Fort Worth, Texas

Constructed in 1971, this garden-style complex consists of 200 units arranged in 34 two-story buildings on over 12 acres of land. It has 48 one-bedroom flats with 88 two-bedroom, 56 three-bedroom and 8 four-bedroom townhouse units.
In December 2002, the land, building and personal property was sold for approximately $4,000,000.

YALE VILLAGE - Houston, Texas

Constructed in 1970, this garden-style complex consists of 250 units in 35 two-story buildings situated on 12.7 acres of land. There are 38 one-bedroom, 88 two-bedroom, 88 three-bedroom, 28 four-bedroom and 8 five-bedroom townhouse apartments.
In December 2002, the land, building and personal property was sold for approximately $6,700.000.

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


The Partnership is not expected to have access to any significant sources of financing. Accordingly, if unforeseen contingencies arise that cause an Operating Partnership to require additional capital to sustain operations, in addition to that previously contributed by the Partnership, the source of the required capital needs maybe from (i) limited reserves from the Partnership (which may include distributions received from Operating Partnerships that would otherwise be available for distribution to partners), (ii) debt financing at the Operating Partnership level (which may not be available), (iii) additional equity contributions from the general partner of Operating Partnerships (which may not be available). There can be no assurance that any of these sources would be readily available to provide for possible additional capital requirements, which be necessary to sustain operations of the Operating Partnerships.

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

      (b) Changes in Internal Controls

      There have not been any significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to August 14, 2003, the date of evaluation. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.

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


                         CENTURY PACIFIC HOUSING FUND-I
                         a California limited partnership

                         By:  Century Pacific Capital Corporation,
                              a California Corporation
                              General Partner



                                    /s/Irwin J. Deutch
                               By:  ------------------
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

Date: August 14, 2003


                                           /s/ Irwin J. Deutch
                                           --------------------------
                                           Irwin J. Deutch
                                           President, Chief Executive
                                           Officer

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

Date: August 14, 2003
                                                    /s/ Essie Safaie
                                                    -----------------------
                                                    Essie Safaie
                                                    Chief Financial Officer

EXHIBITS

Exhibit
Number   Description
-------  -----------

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*Filed herewith