Form 10-Q
period 2003-09-30
CENTURY PACIFIC HOUSING FUND I
filed 2004-07-27
CIK 809034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarter Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter ended September 30, 2003

Commission file number 33-11194

CENTURY PACIFIC HOUSING FUND-I
(Exact name of registrant as specified in its charter)

California	95-3938971
(state of other jurisdiction of	(I.R.S. Employer
incorporation of organization)	Identification Number)

1 E. Stow Road	08053
Marlton, NJ	(Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code: (856)596-3008

Former address
1925 Century Park East, Suite 1900
Los Angeles, CA 90067

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

Yes           No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes            No

		CENTURY PACIFIC HOUSING FUND I

		TABLE OF CONTENTS

			Page

PART I	FINANCIAL INFORMATION
	Item 1	Financial Statements and Supplementary Data	3
	Item 2	Management's Discussion and Analysis Of Financial Condition and Results of Operations	11
	Item 3	Quantitative and Qualitative Disclosures About Market Risk	14
	Item 4	Controls and Procedures	14

PART II	OTHER INFORMATION
	Item 6	Exhibits and Reports on Form 8-K	15

SIGNATURE

CERTIFICATIONS

EXHIBITS

Back to Contents

PART I FINANCIAL INFORMATION

ITEM 1FINANCIAL STATEMENTS

CENTURY PACIFIC HOUSING FUND-I

BALANCE SHEET
(Unaudited)

	Sept. 30,	March 31,
	2003	2003

ASSETS
Cash	$0	$0
Receivable from Related Parties (Note 3)	4,934	4,934
Investments in Limited Partnerships (Note 4)	0	0

	$4,934	$4,934

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Accounts Payable and Accrued Expenses	10,800	10,800
Advance From Affiliate	62,455	62,455
Amounts Payable to Related Parties (Note 3)	1,174,072	1,144,072

	1,247,327	1,217,327

Commitments and Contingencies
Partners' Equity(Deficit), per accompanying statement
General Partners	(403,570)	(402,970)
Limited Partners, $1,000 stated value per unit, 50,000 units authorized, 22,315 units issued and outstanding	(838,823)	(809,423)

	(1,242,393)	(1,212,393)

	$4,934	$4,934

The accompanying notes are an integral part of this statement.

Back to Contents

CENTURY PACIFIC HOUSING FUND-I

STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,

	2003	2002	2003	2002

Revenues:
Interest Income	$0	$0	$0	$0
Other Income	0	0	0	0

	0	0	0	0

Expenses:
General and Administrative (Note 3)	15,000	15,451	30,000	30,498
Equity in Net Losses of Operating Partnership (Note 4)	0	0	0	0

	15,000	15,451	30,000	30,498

Net Loss	$(15,000)	$(15,451)	$(30,000)	(30,498)

Allocation of Net Loss
General Partners	$(300)	$(309)	$(600)	$(300)
Limited Partners	(14,700)	(15,142)	(29,400)	(14,715)

	$(15,000)	$(15,451)	$(30,000)	$(30,498)

Net Loss Per Unit of Limited Partnership Interest	(1)	(1)	(1)	(1)

Average Number of Units Outstanding	22,315	22,315	22,315	22,315

The accompanying notes are an integral part of this statement.

Back to Contents

CENTURY PACIFIC HOUSING FUND-I

STATEMENT OF PARTNERS' EQUITY (DEFICIT)
September 30, 2003
(Unaudited)

	General	Limited
	Partners	Partners	Total

Balance at March 31, 2003	$(402,970)	$(809,423)	$(1,212,393)

Net Loss	(600)	(29,400)	(30,000)

Equity (Deficit) at September 30, 2003	$(403,570)	$(838,823)	$(1,242,393)

Percentage Interest September 30, 2003	2%	98%	100%

The accompanying notes are an integral part of this statement.

Back to Contents

CENTURY PACIFIC HOUSING FUND-I

STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended
	September 30,

	2003	2002

Cash Flow From Operating Activities:

Net Loss	($30,000)	($30,498)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Equity in net losses of Operating partnerships	—	—
Decrease in receivable from related Parties	—	—
Increase (decrease) in accounts payable and accrued expenses	—	—
Increase in payable to related parties	30,000	29,929

Net Cash Provided by (Used in) Operating Activities	$0	$(569)

Cash Flow from Investing Activities:
Net Investments in Limited Partnerships	$0	$569

Net Cash Used in Investing Activities	$0	$0

Net Decrease in Cash	$0	$(569)
Cash at Beginning of Period	0	569

Cash at End of Period	$0	$0

The accompanying notes are an integral part of this statement.

Back to Contents

CENTURY PACIFIC HOUSING FUND-I
A California Limited Partnership

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF THE PARTNERSHIP AND ITS ORGANIZATION:

Century Pacific Housing Fund I, a California limited partnership (the “Partnership” or “CPHF-I”) was formed on October 6, 1986 for the purpose of raising capital by offering and selling limited partnership interests and then acquiring limited partnership interests in partnerships (the “Operating Partnerships”) which acquire and operate existing residential apartment rental properties (the “Properties”).

The general partners of the Partnership are Century Pacific Capital Corporation, a California corporation (“CPCC”), and Irwin Jay Deutch, an individual (collectively, the “General Partners”). The General Partners and affiliates of the General Partners (the “General Partners and Affiliates”) have interests in the Partnership and receive compensation from the Partnership and the Operating Partnerships (Note 3).

The Properties qualify for the “Low-Income Housing Tax Credit” established by Section 42 of the Tax Reform Act of 1986 (the “Low-Income Housing Tax Credit”) and one Property qualifies for Historic Rehabilitation Tax Credits (collectively the “Tax Credits”). These Properties are leveraged low-income multifamily residential complexes and some receive one or more forms of assistance from federal, state or local governments, or agencies (the “Government Agencies”) while others do not receive any subsidy from Government Agencies although some may have mortgage loans insured by a Government Agency.

In July 1987, the Partnership began raising capital from sales of limited partnership interests at $1,000 per interest (“unit”). The limited partnership offering closed in April 1988, with 22,315 units having been sold.

At that time, the Partnership acquired limited partnership interest ranging from 90% to 99% in 21 Operating Partnerships, which have invested in rental property.

Basis of Presentation

The accompanying unaudited financial statements of Century Pacific Housing Fund I (the “Company”) as of September 30, 2003 and March 31, 2003 (the March 31, 2003 financial information included herein has been extracted from the Company's audited financial statements on Form 10-K) and for the three and six months ended September 30, 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Partnership's management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial statements have been made.

The statements of operations for the three and six months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the financial statements and related notes thereto included on form 10-K for the year ended March 31, 2003.

Back to Contents

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

On August 7, 1991, management of the Partnership changed from a calendar year end to a fiscal year end of March 31 for financial reporting purposes. Accordingly, the Partnership's quarterly periods end June 30, September 30, and December 31. The Operating Partnerships, for financial reporting purposes, have a calendar year. The Partnership, as well as the Operating Partnerships, has a calendar year for income tax purposes.

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

Back to Contents

NOTE 3 – TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES OF THE GENERAL PARTNERS:

The General Partners of the Partnership are CPCC and Irwin Jay Deutch. The original limited partner of the Partnership is Westwood Associates whose partners are Irwin Jay Deutch and key employees of CPCC. Century Pacific Placement Corporation (“CPPC”), an affiliate of the General Partners, served as the broker-dealer-manager for sales of limited partnership interests in the Partnership. Century Pacific Realty Corporation (“CPRC”), an affiliate of CPCC, is a general partner in each of the Operating Partnerships.

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

NOTE 4 – INVESTMENTS IN OPERATING PARTNERSHIPS:

The following is a summary of the Partnership's investments in Operating Partnerships:

	Sept. 30, 2003	March 31, 2003

Cash Contributions to Operating Partnerships to fund purchase of beneficial interest in Properties	$15,497,467	$15,497,467

Cash Contributions to Operating Partnerships to fund operations	6,150	6,150

Cash Distribution from Operating Partnerships	(6,326)	(6,326)

Acquisition and Organization Cost	3,342,778	3,342,778

Equity in net losses of Operating Partnerships	(18,840,069)	(18,840,069)

	$0	$0

Back to Contents

The names and locations of the Properties in which the Operating Partnerships hold beneficial interests at September 30, 2003 are as follows:

Name of
Operating Partnership	Property Name	Location

Century Pacific
Housing Partnership-I (CPHP-I)	Charter House	Dothan, Alabama
CPHP-II	Sunset Park	Denver, Colorado
CPHP-V	Jaycee Towers	Dayton, Ohio
CPHP-VII	Gulfway Terrace	New Orleans, Louisiana
CPHP-VIII	Sunset Townhouses	Newton, Kansas
CPHP-IX	Windridge	Wichita, Kansas
CPHP-X	Bergen Circle	Springfield, MA.
CPHP-XIII	Atlantis	Virginia Beach, VA.
CPHP-XVI	Rockwell Villas	Oklahoma City, OK.
CPHP-XVII	London Square Village	Oklahoma City, OK.
CPHP-XVIII	Ascension Towers	Memphis, Tennessee
CPHP-XIX	Coleman Manor	Baltimore, Maryland
CPHP-XX	Holiday Heights	Fort Worth, Texas
CPHP-XXII	Harriet Tubman Terrace	Berkeley, California

The following combined statements of operations is prepared on the accrual basis and summarizes the operations of the Operating Partnerships for the three months ended September 30, 2003 and September 30,2002 and for the six months ended September 30, 2003 and September 30, 2002.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Revenues:
Rental Income	$2,827,482	$3,938,455	$5,464,973	$8,151,896
Other	150,624	96,523	227,940	196,466

	2,978,106	4,034,978	5,692,913	8,348,362

Expenses
Oper, Gen.& Adm.	2,573,035	3,194,279	4,795,689	6,676,006
Depreciation	730,391	930,356	1,404,892	1,965,822
Interest	1,046,343	778,362	1,697,582	1,537,221

	4,349,769	4,902,997	7,898,163	10,179,049

Net Loss	$(1,371,663)	$(868,019)	$(2,205,250)	$(1,830,687)

Back to Contents

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Results of Operations

CHARTER HOUSE APARTMENTS – Dothan, Alabama

Charter House Apartments is a complex of 25 garden-style residential buildings comprised of 100 units and a separate office facility on 14 acres of well-landscaped, rolling terrain. The unit mix consists of 52 two-bedroom and 48 three-bedroom units.

Occupancy rate was 100% at September 30, 2003. Cash flow from operations was adequate to cover operating costs, debt service, and reserve accounts while maintaining levels for contingencies. Property rents were last increased in July 1993, and current annual gross potential rental revenue is approximately $251,500.

SUNSET PARK APARTMENTS – Denver, Colorado

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

JAYCEE TOWERS – Dayton, Ohio

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

GULFWAY TERRACE APARTMENTS – New Orleans, Louisiana

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

Back to Contents

SUNSET TOWNHOUSES – Newton, Kansas

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

WINDRIDGE APARTMENTS (Aka Meridian Village) – Wichita, Kansas

Windridge Apartments is a 136-unit townhouse complex consisting of 35 two-story buildings situated on a 10-acre site. Constructed in 1969, the complex consists of 12 one-bedroom flats and 48 two-bedroom, 60 three-bedroom and 16 four-bedroom townhouse units.

Occupancy averaged 85% during the quarter. Cash flow was barely adequate to cover operating expenses and debt service. Property rents were last adjusted in October 2001 and annual gross potential rental revenue is approximately $804,576.

BERGEN CIRCLE – Springfield, Massachusetts

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

ATLANTIS APARTMENTS – Virginia Beach, Virginia

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

ROCKWELL VILLAS – Oklahoma City, Oklahoma

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

Back to Contents

LONDON SQUARE – Oklahoma City, Oklahoma

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

ASCENSION TOWERS – Memphis, Tennessee

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

COLEMAN MANOR – Baltimore, Maryland

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

HOLIDAY HEIGHTS – Fort Worth, Texas

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

HARRIET TUBMAN – Berkeley, California

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

Back to Contents

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

The Partnership is not expected to have access to any significant sources of financing. Accordingly, if unforeseen contingencies arise that cause an Operating Partnership to require additional capital to sustain operations, in addition to that previously contributed by the Partnership, the source of the required capital needs maybe from (i) limited reserves from the Partnership (which may include distributions received from Operating Partnerships that would otherwise be available for distribution to partners), (ii) debt financing at the Operating Partnership level (which may not be available), (iii) additional equity contributions from the general partner of Operating Partnerships (which may not be available). There can be no assurance that any of these sources would be readily available to provide for possible additional capital requirements, which could be necessary to sustain operations of the Operating Partnerships.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Due to the nature of our operations, we have concluded that there is no material market risk exposure and, therefore, no quantitative tabular disclosures are required.

ITEM 4. CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures

     As of September 30,2003, the Partnership's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(C) and 15d-14(c))as of the end of the period covered by this report. Based on that evaluation, they have concluded that the Partnership's current disclosure controls and procedures are effective in timely providing them with material information relating to the Partnership required to be disclosed in the reports of the Partnership files or submits under the Exchange Act.

Back to Contents

     (b) Changes in Internal Controls

     During the period covered by this report, there have not been any significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.

PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     We have listed the exhibits by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K on the Exhibit list attached to this report.

     (b) Reports on Form 8-K

     None

Back to Contents

* * * SIGNATURE * * *

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURY PACIFIC HOUSING FUND-I
a California limited partnership
By:	Century Pacific Capital Corporation,
a California Corporation
General Partner

By:/s/Irwin J. Deutch

Irwin J. Deutch President

Back to Contents

EXHIBITS

Exhibit
Number	Description

31.1	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*Filed herewith