Form 10-Q
period 2003-12-31
CENTURY PACIFIC HOUSING FUND I
filed 2004-07-27
CIK 809034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarter Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarter ended December 31, 2003

Commission file number 33-11194

CENTURY PACIFIC HOUSING FUND-I
(Exact name of registrant as specified in its charter)

California	95-3938971
(state of other jurisdiction of	(I.R.S. Employer
incorporation of organization)	Identification Number)

1 E. Stow Road	08053
Marlton, NJ	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:
(856) 596-3008

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

Back to Contents

CENTURY PACIFIC HOUSING FUND I

TABLE OF CONTENTS

			Page
PART I		FINANCIAL INFORMATION
	Item 1	Financial Statements and Supplementary Data	3
	Item 2	Management’s Discussion and Analysis Of Financial Condition and Results of Operations	11
	Item 3	Quantitative and Qualitative Disclosures About Market Risk	14
	Item 4	Controls and Procedures	14

PART II		OTHER INFORMATION

	Item 6	Exhibits and Reports on Form 8-K	17

SIGNATURE

CERTIFICATIONS

EXHIBITS

Back to Contents

PART I      FINANCIAL INFORMATION

ITEM 1      FINANCIAL STATEMENTS

CENTURY PACIFIC HOUSING FUND-I

BALANCE SHEET
(Unaudited)

	December 31, 2003	March 31, 2003

ASSETS

Cash	$0	$0
Receivable from Related Parties (Note 3)	4,934	4,934
Investments in Limited Partnerships (Note 4)	0	0

	$4,934	$4,934

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Accounts Payable and Accrued Expenses	10,800	10,800
Advance From Affiliate	62,455	62,455
Amounts Payable to Related Parties (Note 3)	1,189,072	1,144,072

	1,262,327	1,217,327

Commitments and Contingencies

Partners’ Equity (Deficit), per
accompanying statement
General Partners	(403,870)	(402,970)
Limited Partners, $1,000
stated value per unit, 50,000 units authorized,
22,315 units issued and
outstanding	(853,523)	(809,423)

	(1,257,393)	(1,212,393)

	$4,934	$4,934

The accompanying notes are an integral part of this statement.

Back to Contents

CENTURY PACIFIC HOUSING FUND-I

STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002

Revenues:

Interest Income	$0	$0	$0	$0
Other Income	0	0	0	0

	0	0	0	0

Expenses:

General and Administrative (Note 3)	15,000	14,325	45,000	44,823
Equity in Net Losses of Operating
Partnership (Note 4)	0	0	0	0

	15,000	14,325	45,000	44,823

Net Loss	$(15,000)	$(14,325)	$(45,000)	$(44,823)

Allocation of Net Loss

General Partners	$(300)	$(286)	$(900)	$(896)
Limited Partners	(14,700)	(14,039)	(44,100)	(43,927)

	$(15,000)	$(14,325)	$(45,000)	$(44,823)

Net Loss Per Unit of Limited
Partnership Interest	$(1)	$(1)	$(2)	$(2)

Average Number of Units
Outstanding	22,315	22,315	22,315	22,315

The accompanying notes are an integral part of this statement.

Back to Contents

CENTURY PACIFIC HOUSING FUND-I

STATEMENT OF PARTNERS’ EQUITY (DEFICIT)
December 31, 2003
(Unaudited)

	General Partners	Limited Partners	Total

Balance at March 31, 2003	$(402,970)	$(809,423)	$(1,212,393)

Net Loss	(900)	(44,100)	(45,000)

Equity (Deficit) at
December 31, 2003	$(403,870)	$(853,523)	$(1,257,393)

Percentage Interest
December 31, 2003	2%	98%	100%

The accompanying notes are an integral part of this statement.

Back to Contents

CENTURY PACIFIC HOUSING FUND-I

STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended December 31,
	2003	2002

Cash Flow From Operating Activities:

Net Loss	$(45,000)	$(44,823)
Adjustments to reconcile net loss to net
cash used in operating activities:
Equity in net losses of Operating
Partnerships	0	0
Decrease in receivable from related
Parties	0	0
Decrease in accounts payable and
accrued expenses	0	(4,285)
Increase in payable to related parties	45,000	48,539

Net Cash Used in Operating Activities	$0	$(569)

Net Decrease in Cash	0	$(569)

Cash Beginning of Period	0	569

Cash End of Period	0	0

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

The general partners of the Partnership are Century Pacific Capital Corporation a California corporation (“CPCC”), and Irwin Jay Deutch, an individual (collectively, the “General Partners”). The General Partners and affiliates of the General Partners (the “General Partners and Affiliates”) have interests in the Partnership and receive compensation from the Partnership and the Operating Partnerships (Note 3).

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

Basis of Presentation

The accompanying unaudited financial statements of Century Pacific Housing Fund I (the “Partnership”) as of December 31, 2003 and March 31, 2003 (the March 31, 2003 financial information included herein has been extracted from the Partnership’s audited financial statements on Form 10-K) and for the three and nine months ended December 31, 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Partnership’s management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial statements have been made.

Back to Contents

The statements of operations for the three and nine months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the financial statements and related notes thereto included on form 10-K for the year ended March 31, 2003.

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The following are the Partnership’s significant accounting policies:

Method of Accounting for Investments in Operating Partnerships:

The Partnership uses the equity method to account for its investment in the Operating Partnerships in which it has invested (Note 4).

Under the equity method of accounting, the investment is carried at cost and adjusted for the Partnership’s share of the Operating Partnerships’ results of operations and by cash distributions received. Equity in the loss of each Operating Partnership allocated to the Partnership is not recognized to the extent that the investment balance would become negative.

Basis of Accounting:

The Partnership maintains its financial records on the tax basis. Memorandum entries, while not recorded in the records of the Partnership, have been made in the financial statements to reflect accounting principles generally accepted in the United States of America.

On August 7, 1991, management of the Partnership changed from a calendar year end to a fiscal year end of March 31 for financial reporting purposes. Accordingly, the Partnership’s quarterly periods end June 30, September 30, and December 31. The Operating Partnerships, for financial reporting purposes, have a calendar year. The Partnership, as well as the Operating Partnerships, has a calendar year for income tax purposes.

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

NOTE 4 -	INVESTMENTS IN OPERATING PARTNERSHIPS:

The following is a summary of the Partnership’s investments in Operating Partnerships:

	December 31, 2003	March 31, 2003

Cash Contributions to Operating Partnerships to fund purchase of beneficial interest in Properties	$15,497,467	$15,497,467

Cash Contributions to Operating Partnerships to fund operations	6,150	6,150

Cash Distribution from Operating Partnerships	(6,326)	(6,326)

Acquisition and Organization Cost	3,342,778	3,342,778

Equity in net losses of Operating Partnerships	(18,840,069)	(18,840,069)

	$0	$0

Back to Contents

The names and locations of the Properties in which the Operating Partnerships hold beneficial interests are as follows:

Name of Operating Partnership	Property Name	Location

Century Pacific Housing Partnership- I (CPHP-I)	Charter House	Dothan, Alabama
CPHP-II	Sunset Park	Denver, Colorado
CPHP-V	Jaycee Towers	Dayton, Ohio
CPHP-VII	Gulfway Terrace	New Orleans, Louisiana
CPHP-VIII	Sunset Townhouses	Newton, Kansas
CPHP-IX	Windridge	Wichita, Kansas
CPHP-X	Bergen Circle	Springfield, MA.
CPHP-XIII	Atlantis	Virginia Beach, VA.
CPHP-XVI	Rockwell Villas	Oklahoma City, OK.
CPHP-XVII	London Square Village	Oklahoma City, OK.
CPHP-XVIII	Ascension Towers	Memphis, Tennessee
CPHP-XIX	Coleman Manor	Baltimore, Maryland
CPHP-XX	Holiday Heights	Fort Worth, Texas
CPHP-XXII	Harriet Tubman Terrace	Berkeley, California

The following combined statements of operations is prepared on the accrual basis and summarizes the operations of the Operating Partnerships for the three months ended December 31, 2003 and December 31, 2002 and for the nine months ended December 31, 2003 and December 31, 2002.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002

Revenues:
Rental Income	$2,740,766	$3,546,252	$8,205,739	$11,698,148
Other	205,857	98,396	433,797	294,862

	2,946,623	3,644,648	8,639,536	11,993,010

Expenses
Oper, Gen. & Adm.	2,392,341	3,095,340	7,188,030	9,771,346
Depreciation	716,349	920,229	2,121,241	2,886,051
Interest	93,757	1,042,611	1,791,339	2,579,832

	3,202,447	5,058,180	11,100,610	15,237,229

Net Loss	$(255,824)	$(1,413,531)	$(2,461,074)	$(3,244,219)

Back to Contents

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Results of Operations

CHARTER HOUSE APARTMENTS – Dothan, Alabama

Charter House Apartments is a complex of 25 garden-style residential buildings comprised of 100 units and a separate office facility on 14 acres of well-landscaped, rolling terrain. The unit mix consists of 52 two-bedroom and 48 three-bedroom units.

Occupancy rate was 100% at December 31, 2003. Cash flow from operations was adequate to cover operating costs, debt service, and reserve accounts while maintaining levels for contingencies. Property rents were last increased in January 2001, and current annual gross potential rental revenue is approximately $288,378.

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

Occupancy was 81% at quarter’s end. Cash flow was adequate to cover debt service and operating expenses. A 2% property rent increase took effect in November 2000, bringing the current annual gross potential rental revenue to approximately $1,001,400.

SUNSET TOWNHOUSES – Newton, Kansas

Sunset Townhouse Apartments is a garden style complex of 10 rectangular buildings designed as two-story townhouses on 6.4 acres of land. There are 50 units in the complex made up of 32 two-bedrooms and 19 three-bedrooms.

Back to Contents

Occupancy rate averaged 52% for the quarter. Cash flow was barely adequate to cover operating costs, debt service and reserves. Property rents were last increased in April 1996, and annual gross potential rental revenue is approximately $211,800. The property was sold on December 19, 2003. The Partnership did not receive any proceeds from this sale.

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

The property’s occupancy rate was 99% during the quarter. Cash flow was barely adequate to cover operating costs, debt service and reserve accounts. Property rents were last adjusted in May 2002, and the current annual gross potential rental revenue is approximately $1,282,416.

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

The property’s occupancy rate averaged 89% for the quarter. Cash flow was barely adequate to cover operating costs, debt service and reserve accounts. Property rents were last increased in March 2002, and annual gross potential rental revenue is approximately $1,101,792.

ASCENSION TOWERS – Memphis, Tennessee

Constructed in 1975, the property is a 13-story high-rise apartment building designated for the elderly and/or handicapped. Situated on almost 2 acres of land, the building contains 195 one-bedroom units and an office on the ground floor.

The property boasts 84% occupancy for several quarters in a row. Cash flow was adequate to cover operating costs, debt service and reserve accounts. Property rents were last increased in January 2001. Annual gross potential rental revenue is approximately $830,256.

COLEMAN MANOR – Baltimore, Maryland

This historic property, originally built in 1903, was reconstructed in 1988. This four-story building designated for the elderly and/or handicapped consists of 47 one-bedroom units and 3 reserved guest/managerial units.

Occupancy was 96% during the quarter. Cash flow was adequate to cover operating costs, debt service and reserve accounts. Property rents were last increased in December 2003, and annual gross potential rental revenue is approximately $379,200.

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

Back to Contents

Liquidity and Capital Resources

The partnership is currently experiencing a liquidity problem. Under the Partnership Agreement, the Partnership is entitled to receive distributions of surplus cash from the Operating Partnerships, which is to provide the funds necessary for the Partnership to meet its administrative expenses and pay the Partnerships management fees. At the present time, the Operating Partnerships have not generated sufficient cash distributions to fund the Partnership’s expenses. As a result of the foregoing, the Partnership has been dependent upon its affiliates and the General Partners for continued financial support to meet its expenses. Though there can be no assurance, management believes that affiliates and/or the General Partners, though not required to do so, will continue to fund operations of the Partnership and defer receipt of payment of allocated overhead administrative expenses and partnership management fees. Allocated administrative expenses paid or accrued to affiliates and the General Partners represent reimbursement of the actual cost of goods and materials used for or by the Partnership, salaries, related payroll costs and other administrative items incurred or allocated, and direct expenses incurred in rendering legal, accounting/bookkeeping, computer, printing and public relations services. Items excluded from the overhead allocation include overhead expenses of the General Partners, including rent and salaries of employees not specifically performing the services described above. Unpaid allocated administrative expenses and partnership management fees, an annual amount up to .5% of invested assets, will accrue for payment in future operating years.

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

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2003, the Partnership’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c))as of the end of the period covered by this report. Based on that evaluation, they have concluded that the Partnership’s current disclosure controls and procedures are effective in timely providing them with material information relating to the Partnership required to be disclosed in the reports of the Partnership files or submits under the Exchange Act.

Back to Contents

(b) Changes in Internal Controls

During the period covered by this report, there have not been any significant changes in the Partnership’s internal controls or in other factors that could significantly affect these controls. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.

PART II	OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

We have listed the exhibits by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K on the Exhibit list attached to this report

(b)      Reports on Form 8-K

None

Back to Contents

* * * SIGNATURE * * *

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 1, 2004	CENTURY PACIFIC HOUSING FUND-I a California limited partnership

	By:	Century Pacific Capital Corporation, a California Corporation General Partner

	By:	/s/Irwin J. Deutch

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