Form 10-K
period 2004-03-31
CENTURY PACIFIC HOUSING FUND I
filed 2005-01-25
CIK 809034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2004

COMMISSION FILE NUMBER 33-11194

CENTURY PACIFIC HOUSING FUND-I

A CALIFORNIA LIMITED PARTNERSHIP	I.R.S. EMPLOYER IDENTIFICATION NO.
95-3938971
1 E. Stow Road,
Marlton, NJ 08053

REGISTRANT’S TELEPHONE NUMBER:
(856) 596-3008

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

Yes                     No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes                     No

No market exists for the limited partnership interests of the registrant, and therefore, no aggregate market value can be determined.

Documents Incorporated by Reference

Registrant’s Prospectus dated April 15, 1987, as amended (the Prospectus) and the Registrant’s Supplement No. 3 dated December 21, 1988 to Prospectus dated April 15, 1987 (Supplement No. 3) but only to the extent expressly incorporated by reference in Parts I through IV hereof. Capitalized terms, which are not defined herein, have the same meaning as in the Prospectus.

TABLE OF CONTENTS
PART 1

3	ITEM 1	BUSINESS

4	ITEM 2	PROPERTIES

6	ITEM 3	LEGAL PROCEEDINGS

6	ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

6	ITEM 5	MARKET FOR THE REGISTRANT’S PARTNERSHIP INTERESTS

7	ITEM 6	SELECTED FINANCIAL DATA

7	ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

12	ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

12	ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

12	ITEM 9	CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

12	ITEM 9a	CONTROLS AND PROCEDURES

PART III

13	ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

14	ITEM 11	EXECUTIVE COMPENSATION

14	ITEM 12	PARTNERSHIP INTEREST OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

14	ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

15	ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV

16	ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

17		SIGNATURES

Back to Contents

PART I

ITEM 1.     BUSINESS

Century Pacific Housing Fund-I (the Partnership) was formed on October 6, 1986 as a limited partnership under the laws of the State of California to invest in multi-family housing developments. The Partnership’s business is to invest primarily in other limited partnerships (Operating Partnerships) that are organized for the purpose of either constructing or acquiring and operating existing affordable multi-family rental apartments that are eligible for the Low-Income Housing Tax Credit, or to a lesser extent, the Rehabilitation Tax Credit, both enacted by the Tax Reform Act of 1986 (sometimes referred to as Credits or Tax Credits). The Partnership invested in 21 properties (the properties), 13 of which are still owned at March 31, 2004. Each of the properties qualifies for the Low-Income Housing Tax Credit, and one property, a historic structure, qualifies for the Rehabilitation Tax Credit. All of these properties receive one or more forms of assistance from federal, state or local governments. A summary of the Partnership’s objectives and a summary of the Tax Credits are provided in the Prospectus under “Investment Objectives and Policies” and “Federal Income Tax Aspects” on pages 45 and 79, respectively, and are incorporated herein by reference.

In order to stimulate private investment in low and moderate income housing of the types in which the Partnership has invested, the federal government has provided investors with significant ownership incentives intended to reduce the risks and provide investors/owners with certain tax benefits, limited cash distributions and the possibility of long-term capital gains. The ownership incentives include interest subsidies, rent subsidies, mortgage insurance and other measures. However, significant risks remain inherent in this type of housing. Long-term investments in real estate limit the ability of the Partnership to vary its portfolio in response to changing economic, financial and investment conditions, and such investments are subject to changes in economic circumstances and housing patterns, rising operating costs and vacancies, rent controls and collection difficulties, costs and availability of energy, as well as other factors which normally affect real estate values. In addition, these properties usually are rent restricted and are subject to government agency programs which may or may not require prior consent to transfer ownership.

The Partnership acquired the properties by investing as the limited partner in Operating Partnerships which own the properties. As a limited partner, the Partnership’s liability for obligations of the Operating Partnerships is limited to its investment. The Partnership made capital contributions to the Operating Partnerships in amounts sufficient to pay the Operating Partnerships’ expenses and to reimburse the general partners for their costs incurred in forming the Operating Partnerships, if any, and acquiring the properties. For each acquisition, this typically included a cash down payment (in one or more installments), acceptance of the property’s mortgage indebtedness, and execution of a Purchase Money Note in favor of the seller of the property. For a summary of the acquisition financing activities for each property, see the financial information contained under Item 2.

Back to Contents

The Partnership’s primary objective is to provide Low-Income Housing Tax Credits to limited partners generally over a 10-year period. Each of the Partnership’s Operating Partnerships has been allocated by the relevant state tax credit agency an amount of the Low-Income Housing Tax Credit for 10 years from the date the property is placed-in-service. The required holding period of the properties is 15 years (the Compliance Period). The properties must satisfy rent restrictions, tenant income limitations and other requirements (the Low-Income Housing Tax Credit Requirements) in order to maintain eligibility for recognition of the Low-Income Housing Tax Credit at all times during the Compliance Period. Once an Operating Partnership has become eligible for the Low-Income Housing Tax Credit, it may lose such eligibility and suffer an event of recapture of previously taken tax credits if its property fails to remain in compliance with the Low-Income Housing Tax Credit Requirements. During 2004, none of the Operating Partnerships have suffered an event of recapture of the Low-Income Housing Tax Credits. 2002 was the final year of credits.

Eleven of the Operating Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 (“Section 8”). The subsidy agreements expire at various times during and after the 15-year compliance period of the Operating Partnerships. The United States Department of Housing and Urban Development (“HUD”) has issued a notice implementing provisions to renew expiring Section 8 contracts as requested by an owner, for an additional one year term at current rent levels. As of November 30, 2004, one of the Operating Partnerships’ Section 8 contract is due to expire during 2004. Eight of the Operating Partnerships’ Section 8 contracts are due to expire in 2005. At the present time, the Partnership cannot reasonably predict legislative initiatives and government budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Operating Partnerships receiving such subsidy or similar subsidies.

Employees

The Partnership does not employ any persons. Alternatively, the Partnership reimburses an affiliate for overhead allocation consisting primarily of payroll costs.

ITEM 2.     PROPERTIES

As of March 31, 2004, the Partnership had acquired equity interests in the Operating Partnerships set forth in the table below. Each of the properties acquired by the Operating Partnerships receives benefits under government assistance programs. The table set forth below summarizes the properties acquired, and the purchase price, encumbrances and the government assistance programs benefiting each property. Further information concerning these Properties may be found in Supplement No. 3 to the Prospectus, pages 4 through 66, which information is incorporated herein by reference and is summarized below.

Back to Contents

Property Name	Average	Initial Purchase		Initial Cash	Mortgage	Residual Note	Other Notes		Government
Location	Occupancy	Price		Down Payment	Assumed				Assistance Program
Rental Units	Calendar
	Year 2003

Century Pacific	95%	$5,700,000		$400,196	$1,809,086	$7,512,558	$264,703		Section 236
Housing Partnership V-
(CPHP-V) - Jaycee Towers
Dayton, Ohio
204 residential units

CPHP - XIII - Atlantis	87%	6,032,000		801,000	1,546,017	8,722,092	52,522		Section 236
Virginia Beach, VA									Section 8
208 residential units

CPHP - XVI -	99%	1,235,400		129,564	363,188	1,347,682	96,726		Section 236
Rockwell Villa									Section 8
Oklahoma City, OK
60 residential units

CPHP - XVII	97%	4,214,000		414,097	1,578,205	3,348,986	306,628		Section 236
London Square Village									Section 8
Oklahoma City, OK
200 residential units

CPHP - XVIII	78%	6,727,500		409,094	2,498,162	8,173,757	543,059		Section 236
Ascension Towers
Memphis, TN
197 residential units

Coleman Manor	96%	3,990,000	(1)	1,625,000	2,089,835	-	40,000		221(d)(3)
Associates Limited									Section 8
Partnership
Baltimore, MD
50 residential units

CPHP - XX	94%	2,200,000		191,000	685,735	3,050,854	-		Section 236
Holiday Heights									Section 8
Fort Worth, TX
100 residential units

CPHP - XXII	99%	4,732,000		593,000	1,127,520	6,810,532	221,500	(2)	Section 236
Harriet Tubman Terrace									Section 8
Berkeley, CA
91 residential units

CPHP - I - Charter	98%	2,146,460		196,000	671,762	1,835,167	-		Section 236
House
Dothan, AL
100 residential units

CPHP II - VOA -	94%	6,500,000		956,000	1,941,155	8,869,550	341,414		Section 236
Sunset Park									Section 8
Denver, CO									Flexible
242 residential units									Subsidy Loan

CPHP - VII - Gulfway	80%	5,700,000		683,000	2,127,437	4,830,106	287,806		Section 236
Terrace									Section 8
New Orleans, LA
206 residential units

CPHP -IX - Windridge	92%	3,500,000		382,000	3,011,622	916,040	61,100		Section 221(d)(3)
Wichita, KS									Section 8
136 residential units									Flexible
									Subsidy Loan

CPHP - X - Bergen Circle	97%	12,261,000		1,768,000	5,039,850	12,476,694	840,616		Section 236
Springfield, MA									Section 8
201 residential units

		$64,938,360		$8,547,951	$24,489,574	$67,894,018	$3,056,074

(1)	This amount represents the development cost and not the purchase price.
(2)	This total includes a flex subsidy loan in the amount of $185,000 and the assumption of a prior residual note in the amount of $200,000.

Back to Contents

ITEM 3.     LEGAL PROCEEDINGS

As of the date of this report, there were no pending legal proceedings against the Partnership or any Operating Partnership in which it has invested.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no submissions of matters to a vote of security holders during the year ended March 31, 2004.

PART II

ITEM 5.     MARKET FOR THE REGISTRANT’S PARTNERSHIP INTERESTS

There is presently no public market for the Units of limited partnership interests (the Units), and it is unlikely that any public market for the Units will develop. See the Prospectus under “Transferability of Interests” on pages 29 and 72 of the Prospectus, which information is incorporated herein by reference. The number of owners of Units as of December 22, 2004 was approximately 2,096, holding 22,315 units.

As of December 22, 2004 there were no cash distributions.

Back to Contents

ITEM 6.     SELECTED FINANCIAL DATA

The selected financial data set forth below, insofar as they relate to each of the three years ended March 31, 2004, and as of March 31, 2004 and 2003, are derived from, and are qualified by reference to, our audited financial statements included herein and should be read in conjunction with those financial statements and the notes thereto. The selected financial data as of March 31, 2002, 2001 and 2000 and for the years ended March 31, 2001 and 2000 are derived from audited financial statements not included herein. Results for past periods are not necessarily indicative of results that may be expected for future periods.

	YEAR ENDED MARCH 31,

OPERATIONS	2004	2003	2002	2001	2000

Revenues	$—	$—	$400	$800	$1,000
Operating
Expenses	(60,000)	(65,623)	(80,379)	(69,421)	(87,407)
Equity in Net
Losses of
Operating
Partnerships	—	—	—	(15,633)	(122,245)

Net Loss	$(60,000)	$(65,623)	$(79,979)	$(84,254)	$(208,652)

Net Loss per
Unit of
Limited
Partnership
Interest	$(2.69)	(3)	$(4)	$(4)	$(9)

	MARCH 31,

	2004	2003	2002	2001	2000

FINANCIAL POSITION
Total
Assets	$4,934	$4,934	$5,503	$9,619	$26,456

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

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

As of March 31, 2004, the Partnership’s portfolio consists of 13 properties. The properties are located in 12 states and contain 1,995 residential units. The average occupancy level for all properties during calendar year 2003 was approximately 93% and most properties generated sufficient revenue to cover operating costs, debt service, and the funding of reserves. For a summary of the combined financial status of the Operating Partnerships and the properties, see the financial information contained under Item 15.

Back to Contents

The government restricts rental rate increases. A substantial amount of the revenue generated by this property comes from rental subsidy payments made by federal or state housing agencies. These features, which are characteristic of all low-income housing properties, limit the pool of potential buyers for these real estate assets. As a limited partner of the Operating Partnership, the Partnership does not control property disposition decisions. At the present time, management is aware of intentions of the general partners to sell the investment properties in the near future.

The Partnership is currently experiencing a liquidity problem. Under the Partnership Agreement, the Partnership is entitled to receive distributions of surplus cash from the Operating Partnerships which is to provide the funds necessary for the Partnership to meet its operating costs. To date, the Operating Partnerships have not provided sufficient cash distributions to enable the Partnership to meet its current obligations. The Partnership has also incurred allocated losses from all of its Operating Partnerships to the extent of the Partnership’s cash contributions and has a negative working capital. As a result of the foregoing, the Partnership has been dependent upon its general partners and affiliates for continued financial support to meet its operating costs. Management maintains that the general partners and/or affiliates, though not required to do so, will continue to fund operations of the Partnership by continuing to fund operating costs and by deferring payment of allocated overhead expenses and repayment of operating cash advances. Allocated administrative expenses paid or accrued to affiliates and the General Partners represent reimbursement of the actual cost of goods and materials used for or by the Partnership, salaries, related payroll costs and other administrative items incurred or allocated, and direct expenses incurred in rendering legal, accounting/bookkeeping, computer, printing and public relations services. Items excluded from the overhead allocation include overhead expenses of the General Partners, including rent and salaries of employees not specifically performing the services described above. Unpaid allocated administrative expenses and partnership management fees, an annual amount up to .5% of invested assets, will accrue for payment in future operating years.

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

Back to Contents

The plan that the Operating Partnerships follow will depend on the federal government’s decision to implement the decentralization or elimination of HUD. HUD’s proposed Mark-to-Market approach would create an atmosphere where the Projects would have to compete for residents in the conventional market. The following alternatives are listed as plans of action that management plans to pursue in response the HUD’s actions:

1.	HUD may transfer project control to a local Housing Authority in the form of block grants. The Housing Authority would determine the market rents based on the area market. The projects will respond to the local Housing Authority and follow their procedures and guidelines.

2.	The current tenants may receive a housing voucher administered by the local Housing Authority. The projects will accept vouchers and actively seek applicants who have vouchers. The projects will also accept non-voucher residents who will pay rent amounts not to exceed the maximum rents for persons at 60% of the median income level as in compliance with Section 42 of the Internal Revenue Code (IRC).

3.	If no subsidies or vouchers are given to the projects or the tenants, all rents will be raised not to exceed the maximum rents for persons at 60% of the median income level and in compliance with Section 42 of the IRC. With rental rate increases, many of the current residents will be unable to pay the higher rents, thus forcing them to move from the projects and to seek housing elsewhere. An increase in the move out rate will cause a severe cash flow strain to the project. To compensate for the loss of income and increased vacancy turnover costs, the projects will require effective marketing, competitive rental rates and possible upgrading to units and/or common areas to attract qualified applicants and maintain a low vacancy rate.

4.	HUD may restructure loans in order to minimize the monthly costs to the project and reduce the chances for default. Even with reduced or eliminated payments, the project will be forced to increase rents in order to operate.

5.	The final option is to buy off the HUD insured loan making the complex free from HUD’s or the local Housing Authority’s regulations.

Contractual Obligations

The Operating Partnerships’ contractual cash obligations and other commercial commitments at March 31, 2004 are summarized in the following table:

		LESS THAN			AFTER
	TOTAL	1 YEAR	1-3 YEARS	4-5 YEARS	5 YEARS

Mortgage
payable	$24,489,574	$1,254,052	$2,823,023	$3,266,150	$17,146,349

The Partnership is organized as a limited partnership and is a “pass through” tax entity which does not, itself, pay federal income tax. However, the partners of the Partnership, who are subject to federal income tax, may be affected by the Tax Reform Act of 1986, the Omnibus Budget Reconciliation Act of 1987, the Technical and Miscellaneous Revenue Act of 1988, the Omnibus Budget Reconciliation Act of 1989, the Omnibus Budget Reconciliation Act of 1990 and all subsequent tax acts (collectively the Tax Acts). The Partnership will consider the effect of certain aspects of the Tax Acts on the partners when making investment decisions. The Partnership does not anticipate that the Tax Acts will have a material adverse impact on the Partnership’s business operations, capital resources, plans or liquidity.

Back to Contents

Results of Operations

2004 Compared to 2003

For the fiscal year ended March 31, 2004, the Partnership recorded a net loss of approximately $60,000, as compared to a net loss of approximately $66,000 for the prior fiscal year. The decrease in net loss is the result of a decrease in the Partnership’s general and administrative expenses.

In accordance with the equity method of accounting for limited partnership interests, the Partnership does not recognize losses from investment properties when losses exceed the Partnership’s equity method basis in these properties. All of the Partnership’s investments have an equity method basis of zero at March 31, 2004.

Combined rental revenue of the Operating Partnerships decreased by approximately $5,468,000 during the calendar year. The average occupancy level, in total, remained relatively constant in the Operating Partnerships. The combined total expenses decreased by approximately $6,900,000 in the current year primarily due to decreases in utilities, repairs and maintenance, depreciation and amortization, management fees and other operating expenses.

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

As a result of the above, in 2003, the Operating Partnerships sold the following property:

					BASIS		CANCEL-
					OF		LATION
OPERATING	PROJECT		DATE	SELLING	ASSET		OF DEBT
PARTNERSHIP	NAME	LOCATION	SOLD	PRICE	SOLD	GAIN	INCOME

Century
Pacific
Housing
Partnership	Sunset	Newton
VIII	Townhouses	KS	12/19/03	$728,008	$656,079	$71,929	$1,145,216

This property was sold at fair market value, which was less than the existing debt on the property.

2003 Compared to 2002

For the fiscal year ended March 31, 2003, the Partnership recorded a net loss of approximately $66,000, as compared to a net loss of approximately $80,000 for the prior fiscal year. The decrease in net loss is the result of a decrease in the Partnership’s general and administrative expenses.

In accordance with the equity method of accounting for limited partnership interests, the Partnership does not recognize losses from investment properties when losses exceed the Partnership’s equity method basis in these properties.

Back to Contents

All of the Partnership’s investments have an equity method basis of zero at March 31, 2003.

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

As a result of the above, in 2002, the Operating Partnerships sold the following seven properties:

							CANCEL-
							LATION
OPERATING	PROJECT		DATE	SELLING	BASIS OF		OF DEBT
PARTNERSHIP	NAME	LOCATION	SOLD	PRICE	ASSET SOLD	GAIN	INCOME

Century Pacific
Housing	Highland	Topeka,
Partnership III	Park	KS	5/31/02	$2,789,246	$1,809,898	$979,348	$8,384,681

Century Pacific	Forest	Kansas
Housing	Glen	City,
Partnership IV	Estates	KS	6/28/02	3,357,924	2,748,071	609,853	3,623,096

Century Pacific
Housing	Green	Danville,
Partnership VI	Meadows	IL	9/12/02	1,695,397	727,967	967,430	374,049

Century Pacific
Housing	Castle	Lubbock,
Partnership XV	Gardens	TX	12/16/02	3,158,401	1,652,038	1,506,363	1,550,087

Century Pacific		Fort
Housing	Continental	Worth,
Partnership XI	Terrace	TX	12/16/02	3,794,136	3,000,975	793,161	2,960,814

Century Pacific
Housing	Kings	Houston,
Partnership XIV	Row	TX	12/16/02	5,288,658	1,596,609	3,692,049	-

Century Pacific
Housing	Yale	Houston,
Partnership XII	Village	TX	12/16/02	6,463,274	2,645,102	3,818,172	1,523,590

				$26,547,036	$14,180,660	$12,366,376	$18,416,317

Back to Contents

These properties were sold at their fair market values, which in each case was less than the existing debt on those properties. The sales transaction involving the last four properties was to a related partnership. The sales prices of these properties were established based upon an independent market valuation performed by the accounting firm of Novogradac & Company.

Inflation

Inflation is not expected to have a material adverse impact on the Partnership’s operations during its period of ownership of the Properties.

Other

The Partnership’s operations are not subject to any significant seasonal fluctuations. The Partnership believes it is in compliance with environmental regulations and does not anticipate material effects of continued compliance.

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

ITEM 9.     CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 28, 2004, the prior auditors, Rubin Brown, Gornstein & Co., LLP (“Rubin”) were dismissed as auditors for the Partnership. The decision to change accountants was approved by the general partners of the Partnership. Rubin’s report on the Partnership’s financial statements for the years ended March 31, 2003 and 2002 contained a modification as to uncertainty of the Partnership to continue as a going concern. Rubin’s report on the above mentioned financial statements contained no adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles, other than those previously discussed.

Effective July 28, 2004, the Partnership engaged Asher & Company, Ltd. (Asher) to perform the audit of the Partnership’s financial statements as of and for the year ended March 31, 2004.

There are no known disagreements on any matter of accounting principles or practices or financial statement disclosure with current or predecessor auditors.

ITEM 9a.     CONTROLS AND PROCEDURES

As of the end of the period reported in this report, an evaluation was carried out, under the supervision of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, in all material respects, with respect to the recording, processing, summarizing and reporting of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

Back to Contents

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation described above.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership has no officers or directors. Management of the Partnership is vested in Irwin Jay Deutch and Century Pacific Capital Corporation (CPCC) (the general partners). The general partners will involve themselves in the day-to-day affairs of the Partnership as required to protect the limited partners’ investment and advance the Partnership’s tax investment objectives. Mr. Deutch, the managing general partner, has the overall responsibility for the preparation and transmittal of periodic reports to the limited partners, preparation and filing of the Partnership’s tax returns with the IRS and the appropriate state tax authorities, and the preparation and filing of reports to HUD and other government agencies.

Following is biographical information on Mr. Deutch and the Executive Officer of CPCC:

IRWIN JAY DEUTCH

Irwin Jay Deutch, age 63, is Chairman of the Board, President, and Chief Executive Officer of Century Pacific Realty Corporation (CPRC), a general partner of the Operating Partnerships that own the Properties in which CPHF-I has invested, and its Affiliates. Mr. Deutch has been involved with low-income housing investments since 1968. He is the individual general partner in 62 private limited partnerships and two public limited partnerships investing in 209 properties, including 196 multifamily properties with 33,700 apartment units, 10 commercial projects, and 3 hotel properties. Fifty-eight of the 62 private limited partnerships have invested in affordable housing. In his capacity as general partner and officer of CPRC, he oversees the management of these partnerships and assumes overall responsibility for the development, direction, and operation of all affiliated CPRC companies. Mr. Deutch is recognized as an expert in the field of affordable housing and frequently addresses professional groups on topics of real estate investment, syndication, tax law, and the Low-Income Housing Tax Credit program.

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

KEY OFFICERS OF CPCC AND AFFILIATES

JAMES V. BLEILER

Mr. Bleiler is chief financial officer of Century Pacific Realty Corporation. He previously was a Senior Auditor for Arthur Anderson & Company, Controller for Atlantic Aviation Corporation, and Assistant Controller for Provident National Bank. He has over 36 years of diversified experience in real estate accounting and commercial banking. Mr. Bleiler holds a Bachelor of Science degree in Accounting from Widener University, and is a Certified Public Accountant.

Back to Contents

ITEM 11.     EXECUTIVE COMPENSATION

The Partnership has no officers or directors. However, in connection with the operations of the Partnership and the Operating Partnerships, the general partners and their affiliates will or may receive certain fees, compensation, income and other payments which are described in the Prospectus under “Compensation, Fees and Reimbursements” on page 17, the terms of which are incorporated herein by reference.

During the fiscal years ended March 31, 2004, 2003 and 2002, CPCC, a general partner of the Partnership, and CPRC, a general partner of the Operating Partnerships, earned $333,792, $497,467 and $529,329, respectively, in compensation from the Operating Partnerships and $60,000 was accrued for each fiscal year for the reimbursement for overhead allocation from Century Pacific Equity Corporation (CPEC). During the fiscal year 2004, the general partners received no payments from the Operating Partnerships.

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

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Irwin J. Deutch is the managing general partner of the Partnership, and CPCC is also a general partner. Irwin J. Deutch is the sole Director and President of CPCC, and the stock of CPCC is solely owned by the Deutch Family Trust. Mr. Deutch is also the President, sole Director and the Deutch Family Trust is the sole stockholder of Century Pacific Realty Corporation (CPRC), the general partner of the Operating Partnerships that own the properties in which the Partnership has invested. The general partners were allocated their proportionate share of the Partnership’s tax losses and allocated tax credits. CPCC and CPRC accrued certain fees for their services in managing and advising the Partnership and its business. Century Pacific Equity Corporation (CPEC), an affiliate, provides all the services and materials necessary for the operation of the Partnership and is reimbursed for actual costs. These transactions are more particularly set forth in the financial statements found under ITEM 15.

Four of the properties were sold out of the Operating Partnerships in 2002 through a two-step process which involved a sale to a related partnership, and then a sale of the partnership interests to a third party. The four properties are Castle Gardens, Continental Terrace, Kings Row and Yale Village (the “Texas Properties”). Specifically, each of the Texas Properties was sold to Century Pacific-formed partnerships (“interim buyers”) which held title to those properties as of March 31, 2003. Subsequently, the partnership interests in the newly formed partnerships were sold to a third-party buyer in 2004. The sales prices of these properties were established based upon an independent market valuation performed by the accounting firm of Novogradac & Company.

In addition, as of March 31, 2004, the third-party buyer had entered into a conditional contract to acquire CPEC, CPCC, CPRC, and their affiliated companies and partnerships from Deutch’s family trust. As of March 31, 2004, these acquisitions had not yet occurred, but are anticipated to occur in 2005.

Back to Contents

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

a.	AUDIT FEES. The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Partnership’s annual financial statements and review of the financial statements included in the Partnership’s Forms 10-Q, or services that are normally provided by the accountant in connection with the statutory and regulatory filings or engagements for such two fiscal years, amounted to $12,000 in 2004 and $17,000 in 2003.

b.	AUDIT RELATED FEES. There were no fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for assurance and related services by the principal accountant that were reasonably related to the performance of the audit or review of the Partnership’s financial statements.

c.	TAX FEES. The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning services amounted to $0 in 2004 and $10,000 in 2003.

d.	ALL OTHER FEES. There were no fees billed in each of the last two fiscal years for products and services provided by the principal accountant other than the services reported in the three preceding paragraphs.

Back to Contents

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Exhibits and Financial Statement Schedules

(1)	Financial Statements:

	F-1	Report of Independent Registered Public Accounting Firm as of March 31, 2004

	F-2	Report of Independent Registered Public Accounting Firm as of March 31, 2003 and 2002

	F-3	Balance Sheets as of March 31, 2004 and 2003

	F-4	Statements of Operations for the Years Ended March 31, 2004, 2003 and 2002

	F-5	Statements of Partners’ Deficit for the Years Ended March 31, 2004, 2003 and 2002

	F-6	Statements of Cash Flows for the Years Ended March 31, 2004, 2003 and 2002

	F-7	Notes to Financial Statements

Financial Statement Schedules:

	F-15-F18	Schedule III - Real Estate and Accumulated Depreciation of Operating Partnerships in which CPHF-I has Limited Partnership interests

	F-19-F20	Notes to Schedule III - Real Estate and Accumulated Depreciation of Operating Partnerships in which CPHF-I has Limited Partnership Interests

	F-21-F24	Schedule IV - Mortgage Loans on Real Estate of Operating Partnerships in which CPHF-I has Limited Partnership Interests

	F-25	Notes to Schedule IV - Mortgage Loans on Real Estate of Operating Partnerships in which CPHF-I has Limited Partnership Interests

(b)	Reports on Form 8-K

Not applicable

(c)	Exhibits

	31.1	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

	31.2	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(d)	Financial Statement Schedule
Not applicable

	*	Filed herewith

Back to Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners
Century Pacific Housing Fund - I

We have audited the accompanying balance sheet of Century Pacific Housing Fund - I as of March 31, 2004, and the related statements of operations, partners’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Century Pacific Housing Fund - I as of March 31, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 3 to the financial statements, the Partnership has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed under Item 15 are presented for purposes of complying with the Securities and Exchange Commission’s rules and are not a part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ASHER & COMPANY, LTD.

Philadelphia, PA
October 11, 2004

Back to Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners
Century Pacific Housing Fund - I

We have audited the accompanying balance sheet of Century Pacific Housing Fund - I as of March 31, 2003, and the related statements of operations, partners’ deficit and cash flows for each of the two years in the period ended March 31, 2003. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Century Pacific Housing Fund - I as of March 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Notes 2, 3, 4 and 5 to the financial statements, the Partnership has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed under Item 15 are presented for purposes of complying with the Securities and Exchange Commission’s rules and are not a part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ RUBIN, BROWN, GORNSTEIN & CO. LLP

St. Louis, Missouri
June 20, 2003

Back to Contents

CENTURY PACIFIC HOUSING FUND-I
BALANCE SHEETS
ASSETS

	MARCH 31,

	2004	2003

Cash	$—	$—
Receivable from related parties (Note 4)	4,934	4,934
Investments in Operating Partnerships (Notes 1 and 5)	—	—

TOTAL ASSETS	$4,934	$4,934

LIABILITIES AND PARTNERS’ DEFICIT

Accounts payable and accrued expenses	$10,800	$10,800
Advance from affiliate (Note 4)	62,455	62,455
Payable to related parties (Note 4)	1,204,072	1,144,072

TOTAL LIABILITIES	1,277,327	1,217,327

COMMITMENTS AND CONTINGENCIES (NOTE 6)	—	—

PARTNERS’ DEFICIT
General partners	(404,170)	(402,970)
Limited partners, $1,000 stated value per unit,
50,000 units authorized, 22,315 units issued
and outstanding (Note 2)	(868,223)	(809,423)

TOTAL PARTNERS’ DEFICIT	(1,272,393)	(1,212,393)

	$4,934	$4,934

See accompanying notes to financial statements.

Back to Contents

CENTURY PACIFIC HOUSING FUND-I
STATEMENTS OF OPERATIONS

	FOR THE YEARS ENDED MARCH 31,

	2004	2003	2002

REVENUES
Transfer fees	$—	$—	$400

EXPENSES
Allocated overhead expenses –
affiliate (Note 4)	60,000	60,000	60,000
Other general and administrative	—	5,623	20,379

TOTAL EXPENSES	60,000	65,623	80,379

LOSS BEFORE EQUITY IN NET LOSSES OF
OPERATING PARTNERSHIPS	(60,000)	(65,623)	(79,979)
EQUITY IN NET LOSSES OF OPERATING
PARTNERSHIPS (NOTE 5)	—	—	—

NET LOSS	$(60,000)	$(65,623)	$(79,979)

ALLOCATION OF NET LOSS
General partners	$(1,200)	$(1,312)	$(1,600)
Limited partners	(58,800)	(64,311)	(78,379)

	$(60,000)	$(65,623)	$(79,979)

NET LOSS PER UNIT OF LIMITED
PARTNERSHIP INTEREST (NOTE 1)	$(2.69)	$(3)	$(4)

AVERAGE NUMBER OF OUTSTANDING UNITS	22,315	22,315	22,315

See accompanying notes to financial statements.

Back to Contents

CENTURY PACIFIC HOUSING FUND-I
STATEMENTS OF PARTNERS’ DEFICIT
FOR THE YEARS ENDED MARCH 31, 2004, 2003, AND 2002

	GENERAL	LIMITED
	PARTNERS	PARTNERS	TOTAL

PARTNERS’ DEFICIT –
APRIL 1, 2001	$(400,058)	$(666,733)	$(1,066,791)

NET LOSS	(1,600)	(78,379)	(79,979)

PARTNERS’ DEFICIT –
MARCH 31, 2002	(401,658)	(745,112)	(1,146,770)

NET LOSS	(1,312)	(64,311)	(65,623)

PARTNERS’ EQUITY DEFICIT –
MARCH 31, 2003	(402,970)	(809,423)	(1,212,393)

NET LOSS	(1,200)	(58,800)	(60,000)

PARTNERS’ EQUITY DEFICIT –
MARCH 31, 2004	$(404,170)	$(868,223)	$(1,272,393)

PERCENTAGE INTEREST –
MARCH 31, 2004	2%	98%	100%

See accompanying notes to financial statements.

Back to Content

CENTURY PACIFIC HOUSING FUND-I
STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED MARCH 31,
	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(60,000)	$(65,623)	$(79,979)
Adjustments to reconcile net loss
to net cash used in operating
activities:
Increase (decrease) in accounts
payable and accrued expenses	—	1,515	1,667
Increase in payable to related
parties	60,000	63,539	74,196

NET CASH USED IN OPERATING ACTIVITIES	—	(569)	(4,116)

NET DECREASE IN CASH	—	(569)	(4,116)

CASH – BEGINNING OF PERIOD	—	569	4,685

CASH – END OF PERIOD	$—	$—	569

See accompanying notes to financial statements.

Back to Contents

CENTURY PACIFIC HOUSING FUND-I
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2004, 2003 AND 2002

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING

The Partnership maintains its financial records on the tax basis. Memorandum entries, while not recorded in the records of the Partnership, have been made in order to prepare the financial statements in accordance with accounting principles generally accepted in the United States of America.

On August 7, 1991, management of the Partnership changed from a calendar year end to a fiscal year end of March 31 for financial reporting purposes. Accordingly, the Partnership’s quarterly periods end June 30, September 30 and December 31. The Operating Partnerships, for financial reporting purposes, have a calendar year. The Partnership, as well as the Operating Partnerships, has a calendar year for income tax purposes.

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

SYNDICATION COSTS

Public offering costs have been recorded as a direct reduction to the capital accounts of the Limited Partners.

Back to Contents

CENTURY PACIFIC HOUSING FUND-I
Notes to Financial Statements (Continued)

NET LOSS PER UNIT OF LIMITED PARTNERSHIP INTEREST

Net loss per unit of limited partnership interest is calculated based upon the weighted average number of units of limited partnership interest (units) outstanding.

2.	OPERATIONS

Century Pacific Housing Fund-I, a California limited partnership, (the Partnership), was formed on October 6, 1986 for the purpose of raising capital by offering and selling limited partnership interests and then acquiring limited partnership interests in 21 limited partnerships (the Operating Partnerships), which acquired and operated 21 multi-family residential apartment properties (the properties). As of March 31, 2004, the Operating Partnerships still own 13 of these properties.

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

Back to Contents

CENTURY PACIFIC HOUSING FUND-I
Notes to Financial Statements (Continued)

3.	GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States ofAmerica, which contemplate continuation of the Partnership as a going concern. The Partnership’s Operating Partnerships have not achieved the operating results required to provide the Partnership with sufficient cash distributions to fund the Partnership’s administrative costs. Additionally, as of March 31, 2004, the Partnership has incurred allocated losses from all of its Operating Partnerships to the extent of the Partnership’s cash contributions. As a result of the foregoing, the Partnership is dependent upon the general partners and affiliates for continued financial support.

The auditors’ reports on four of the Operating Partnerships’ financial statements contained an explanatory paragraph relating to a going concern issue, all of which concerned the maturity of purchase notes for which the Operating Partnerships will not be able to satisfy the obligations.

Management maintains that the general partners and affiliates, though not required to do so, will continue to fund current operations by deferring payment to related parties of allocated overhead expenses, and by funding any Partnership operating costs. Unpaid allocated overhead expenses will accrue and become payable when the Operating Partnerships either generate sufficient cash distributions to the Partnership to cover such expenses or when the Operating Partnerships are sold. At the present time, the general partners are making a conscious effort to sell these properties. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Back to Contents

CENTURY PACIFIC HOUSING FUND-I
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

The general partners and affiliates earned the following fees for services provided to the Partnership and were entitled to reimbursement for costs incurred by the general partners and affiliates on behalf of the Partnership and the Operating Partnerships for the years ended March 31, 2004, 2003 and 2002 as follows:

	2004	2003	2002

Reimbursement for overhead allocated from
Century Pacific Equity Corporation (CPEC)	$60,000	$60,000	$60,000

Supervisory management fee (CPCC and CPRC)	65,178	142,220	152,115
Partnership management fee (CPCC and CPRC)	163,992	355,247	377,214

	229,170	497,467	529,329

	$289,170	$557,467	$589,329

At March 31, 2004 and 2003, payable to related parties totaling $1,204,072 and $1,144,072, respectively, consists of fees and certain general and administrative costs accrued as an unsecured non-interest bearing payable by the Partnership to the general partners and affiliates. Such fees and allocated costs have been deferred until the Partnership has sufficient cash to pay them.

Receivable from related parties of $4,934 at March 31, 2004 and 2003 represents cash advances to several of the Operating Partnerships.

At March 31, 2004 and 2003, CPRC was owed $62,455 for non-interest bearing, demand cash advances to the Partnership.

The general partners may advance funds to the Partnership to fund operating deficits, but are not obligated to do so. Such advances shall be evidenced by a promissory note of a term no more than 12 months in length and at a rate of interest no lower than the prime rate. All such loans shall be repaid prior to any distributions of net cash flow. At March 31, 2004 and 2003, the Partnership had no outstanding advances due to the general partners.

Back to Contents

CENTURY PACIFIC HOUSING FUND-I
Notes to Financial Statements (Continued)

5.	INVESTMENTS IN OPERATING PARTNERSHIPS

At March 31, 2004 and 2003, the Partnership owned limited partnership interests in 13 and 14 Operating Partnerships, respectively. At March 31, 2004 and 2003, the Operating Partnerships had investments in 13 and 14 multi-family rental properties, respectively.

The Partnership’s equity in net operating losses in these Operating Partnerships has exceeded the investment balance. Consequently, the investment balances have been reduced to zero in accordance with the equity method of accounting.

A summarized combined balance sheet as of December 31, 2003 and 2002 and statement of operations for the three years ended December 31, 2003 of the aforementioned Operating Partnerships follows:

CENTURY PACIFIC HOUSING FUND I
COMBINED BALANCE SHEET
ASSETS

	2003	2002

Cash	$1,214,875	$742,230
Reserve for replacements	2,401,190	2,643,123
Land and buildings	31,995,190	34,457,232
Other assets	2,301,586	1,951,462

	$37,912,841	$39,794,047

LIABILITIES AND PARTNERS’ DEFICIT

Notes payable and other long-term liabilities	$95,439,666	$93,323,247
Other liabilities	6,119,414	5,037,073

	101,559,080	98,360,320
Partners’ deficit	(63,646,239)	(58,566,273)

	$37,912,841	$39,794,047

Back to Contents

CENTURY PACIFIC HOUSING FUND-I
Notes to Financial Statements (Continued)

COMBINED STATEMENT OF OPERATIONS

2003		2002	2001

REVENUES
Rental income	$10,971,490	$16,439,759	$16,654,299
Cancellation of debt income	1,145,216	18,416,317	—
Other income	512,719	505,106	724,174
Net gain on sales of assets	71,929	12,366,376	—

TOTAL REVENUES	12,701,354	47,727,558	17,378,473

EXPENSES
Utilities	1,810,426	2,589,173	3,406,782
Repairs and maintenance	3,292,371	4,088,639	4,497,750
Management fees	862,216	1,754,513	1,297,349
Other operating expense	3,956,008	6,334,058	6,077,221
Interest	5,384,436	6,488,810	7,992,056
Depreciation and amortization	2,722,856	3,656,439	4,328,143

TOTAL EXPENSES	18,028,313	24,911,632	27,599,301

NET INCOME/(LOSS)	(5,326,959)	22,815,926	(10,220,828)

ALLOCATION OF INCOME/(LOSS)
General partners and other
limited partners	$(5,220,420)	$22,359,607	$(10,016,411)
CPTCHF-II	(106,539)	456,319	(204,417)

	$(5,326,959)	$22,815,926	$(10,220,828)

In 2003, the Operating Partnerships sold the following property:

	PROJECT		DATE	SELLING	BASIS OF
OPERATING PARTNERSHIP	NAME	LOCATION	SOLD	PRICE	ASSET SOLD	GAIN

Century Pacific Housing	Sunset	Newton,
Partnership VIII	Townhouses	KS	12/19/03	$728,008	$656,079	$71,929

This property was sold at its fair market value, which was less than the existing debt on the property.

Back to Contents

CENTURY PACIFIC HOUSING FUND-I
Notes to Financial Statements (Continued)

In 2002, the Operating Partnerships sold the following seven properties:

OPERATING	PROJECT		DATE	SELLING	BASIS OF
PARTNERSHIP	NAME	LOCATION	SOLD	PRICE	ASSET SOLD	GAIN

Century Pacific
Housing	Highland	Topeka,
Partnership III	Park	KS	5/31/02	$2,789,246	$1,809,898	$979,348

Century Pacific	Forest	Kansas
Housing	Glen	City,
Partnership IV	Estates	KS	6/28/02	3,357,924	2,748,071	609,853

Century Pacific
Housing	Green	Danville,
Partnership VI	Meadows	IL	9/12/02	1,695,397	727,967	967,430

Century Pacific
Housing	Castle	Lubbock,
Partnership XV	Gardens	TX	12/16/02	3,158,401	1,652,038	1,506,363

Century Pacific		Fort
Housing	Continental	Worth,
Partnership XI	Terrace	TX	12/16/02	3,794,136	3,000,975	793,161

Century Pacific
Housing	Kings	Houston,
Partnership XIV	Row	TX	12/16/02	5,288,658	1,596,609	3,692,049

Century Pacific
Housing	Yale	Houston,
Partnership XII	Village	TX	12/16/02	6,463,274	2,645,102	3,818,172

				$26,547,036	$14,180,660	$12,366,376

6.	COMMITMENTS AND CONTINGENCIES

The rents of the Operating Partnerships, all of which receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 (“Section 8”) are subject to specific laws, regulations, and agreements with federal and state agencies. The subsidy agreements expire at various times during and after the 15-year compliance period of the Operating Partnerships. The United States Department of Housing and Urban Development (“HUD”) has issued a notice implementing provisions to renew Section 8 contracts expiring during HUD’s fiscal year 2004, where requested by an owner, for an additional one-year term at current rent levels.

Back to Contents

CENTURY PACIFIC HOUSING FUND-I
Notes to Financial Statements (Continued)

As of March 31, 2004, eight of the Operating Partnerships’ Section 8 contracts will expire during 2005. At the present time, the Partnership cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Operating Partnerships receiving such subsidy or similar subsidies.

7.	FAIR VALUE OF FINANCIAL INSTRUMENTS

It is not possible to estimate the fair value of related party receivables, advance from affiliate or payable to related parties since such amounts result from related party transactions, the terms of which may not be available from other sources.

8.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The Partnership’s unaudited quarterly financial information is as follows:
		Net Loss
		per Unit of
		Limited
		Partnership
	Net Loss	Interest

Quarter ended:

June 30, 2003	$(15,000)	$(0.67)
September 30, 2003	(15,000)	(0.67)
December 31, 2003	(15,000)	(0.67)
March 31, 2004	(15,000)	(0.67)

Quarter ended:

June 30, 2002	(15,047)	(0.67)
September 30, 2002	(15,451)	(0.69)
December 31, 2002	(14,325)	(0.64)
March 31, 2003	(20,800)	(0.93)

Back to Contents

Schedule III

CENTURY PACIFIC HOUSING FUND-I
REAL ESTATE AND ACCUMULATED DEPRECIATION OF OPERATING
PARTNERSHIPS IN WHICH CPHF-I HAS LIMITED PARTNERSHIP INTERESTS
DECEMBER 31, 2003

		INITIAL COST TO		COST CAPITALIZED (DISPOSED OF)
		OPERATING PARTNERSHIP		SUBSEQUENT TO ACQUISITION

			BUILDINGS		BUILDINGS
			AND		AND
DESCRIPTION (1)	ENCUMBRANCES (2)	LAND	IMPROVEMENT	LAND	IMPROVEMENTS

Century Pacific Housing
Partnership I (CPHP-I) -
Charter House
Dothan, Alabama	$2,506,929	$179,578	$1,918,124	$—	$212,555

CPHP-II VOA/Sunset Park
Sunset Park
Denver, Colorado	11,152,119	803,595	5,696,405	7,305	1,492,803

CPHP-VII
Gulfway Terrace
New Orleans, LA	7,245,349	270,343	5,429,657	237	424,680

CPHP-IX
Windridge
Wichita, Kansas	3,988,762	169,514	3,330,486	146	842,621

CPHP-X
Bergen Circle
Springfield, MA	18,357,160	901,206	11,359,794	—	1,754,920

CPHP-V
Jaycee Towers
Dayton, Ohio	9,586,347	599,719	5,096,481	—	485,043

Back to Contents

Schedule III

CENTURY PACIFIC HOUSING FUND-I
REAL ESTATE AND ACCUMULATED DEPRECIATION OF OPERATING PARTNERSHIPS
IN WHICH CPHF-I HAS LIMITED PARTNERSHIP INTERESTS, continued
DECEMBER 31, 2003

							LIFE ON WHICH
							DEPRECIATION
					DATE		IN LATEST
					OF		INCOME
	GROSS AMOUNT AT WHICH			ACCUMULATED	CONSTRUC-	DATE	STATEMENT
	CARRIED AT CLOSE OF YEAR			DEPRECIATION	TION	ACQUIRED	IS COMPUTED

		BUILDINGS AND		BUILDINGS AND
DESCRIPTION (1)	LAND	IMPROVEMENT	TOTAL	IMPROVEMENT

Century Pacific Housing
Partnership I (CPHP-I)
Charter House
Dothan, Alabama	$179,578	$2,130,679	$2,310,257	1,264,200	1972	Dec-87	27.5 YEARS

CPHP-II VOA/Sunset Park
Sunset Park
Denver, Colorado	810,900	7,189,208	8,000,108	4,028,174	1971	Dec-87	10-50 YEARS

CPHP-VII
Gulfway Terrace
New Orleans, LA	270,580	5,854,337	6,124,917	3,740,608	1970	Dec-87	10-40 YEARS

CPHP-IX
Windridge
Wichita, Kansas	169,660	4,173,107	4,342,767	2,623,616	1969	Dec-87	10-40 YEARS

CPHP-X
Bergen Circle
Springfield, MA	901,206	13,114,714	14,015,920	7,723,962	1976	Dec-87	10-40 YEARS

CPHP-V
Jaycee Towers
Dayton, Ohio	599,719	5,581,524	6,181,243	3,111,225	1970	Dec-88	27.5 YEARS

Back to Contents

Schedule III

CENTURY PACIFIC HOUSING FUND-I
REAL ESTATE AND ACCUMULATED DEPRECIATION OF OPERATING PARTNERSHIPS
IN WHICH CPHF-I HAS LIMITED PARTNERSHIP INTERESTS, continued
DECEMBER 31, 2003

		INITIAL COST TO		COST CAPITALIZED (DISPOSED OF)

		OPERATING PARTNERSHIP		SUBSEQUENT TO ACQUISITION

			BUILDINGS AND		BUILDINGS AND
DESCRIPTION (1)	ENCUMBRANCES (2)	LAND	IMPROVEMENTS	LAND	IMPROVEMENTS

CPHP-VIII
Sunset Townhouses
Newton, Kansas	—	50,259	1,174,741	(50,259)	(1,174,741)

CPHP-XIII
Atlantis
Virginia Beach, VA	10,320,631	520,607	5,382,387	2,861	1,159,688

CPHP-XVI
Rockwell Villa
Oklahoma City, OK	1,807,596	75,255	1,160,145	1,168	292,400

CPHP-XVII
London Square Village
Oklahoma City, OK	5,233,819	203,978	4,009,000	—	776,294

CPHP-XVIII
Ascension Towers
Memphis, Tennessee	11,214,978	176,341	6,551,159	—	1,054,614

Coleman Manor Associates
Limited Partnership
Coleman Manor
Baltimore, MD	2,129,835	61,281	3,384,621	—	184,710

CPHP-XX
Holiday Heights
Fort Worth, TX	3,736,589	202,445	1,942,864	43,132	226,722

CPHP-XXII
Harriet Tubman
Berkeley, CA	8,159,552	361,275	3,807,339	5,097	493,042

	$95,439,666	$4,575,396	$60,243,203	$9,687	$8,225,351

Back to Contents

Schedule III

CENTURY PACIFIC HOUSING FUND-I
REAL ESTATE AND ACCUMULATED DEPRECIATION OF OPERATING PARTNERSHIPS
IN WHICH CPHF-I HAS LIMITED PARTNERSHIP INTERESTS, continued
DECEMBER 31, 2003

							LIFE ON
							WHICH
							DEPRECIATION
							IN LATEST
					DATE		INCOME
	GROSS AMOUNT AT WHICH			ACCUMULATED	OF	DATE	STATEMENT
	CARRIED AT CLOSE OF YEAR			DEPRECIATION	CONSTRUCTION	ACQUIRED	IS COMPUTED

		BUILDINGS		BUILDINGS
		AND		AND
DESCRIPTION (1)	LAND	IMPROVEMENT	TOTAL	IMPROVEMENT

CPHP-VIII
Sunset Townhouses
Newton, Kansas	—	—		—	1971	Aug-88	10-40 YEARS

CPHP-XIII
Atlantis
Virginia Beach, VA	523,468	6,542,075	7,065,543	4,225,379	1970	Jul-88	20-40 YEARS

CPHP-XVI
Rockwell Villa
Oklahoma City, OK	76,423	1,452,545	1,528,968	830,426	1970	Jul-88	27.5 YEARS

CPHP-XVII
London Square Village
Oklahoma City, OK	203,978	4,785,294	4,989,272	3,268,595	1975	Aug-88	27.5 YEARS

CPHP-XVIII
Ascension Towers
Memphis, Tennessee	176,341	7,605,773	7,782,114	4,340,449	1979	Aug-88	27.5 YEARS

Coleman Manor Associates
Limited Partnership
Coleman Manor
Baltimore, MD	61,281	3,569,331	3,630,612	1,997,815	1903	Aug-88	27.5 YEARS

CPHP-XX
Holiday Heights
Fort Worth, TX	245,577	2,169,586	2,415,163	1,436,592	1972	Oct-88	32 YEARS

CPHP-XXII
Harriet Tubman
Berkeley, CA	366,372	4,300,381	4,666,753	2,467,406	1975	Aug-88	27.5 YEARS

	4,585,083	68,468,554	73,053,637	41,058,447

Back to Contents

CENTURY PACIFIC HOUSING FUND-I
NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
DEPRECIATION OF OPERATING PARTNERSHIPS IN WHICH
CPHF-I HAS LIMITED PARTNERSHIP INTERESTS
DECEMBER 31, 2003

NOTE 1 - DESCRIPTION OF PROPERTIES

The Properties held by the Operating Partnerships in which the Partnership has invested are housing projects, primarily for families and elderly or handicapped individuals of low and moderate income.

NOTE 2 - SCHEDULE OF ENCUMBRANCES

	Mortgage	Residual	Purchase	Other
	Notes	Note	Note	Notes	Total

CPHP-I Charter House	$671,762	$1,835,167	$—	$—	$2,506,929
CPHP-II VOA/Sunset Park, Ltd. Sunset Park	1,941,155	8,869,550	—	341,414	11,152,119
CPHP-V Jaycee Towers	1,809,086	7,512,558	—	264,703	9,586,347
CPHP-VII Gulfway Terrace	2,127,437	4,830,106	—	287,806	7,245,349
CPHP-VIII Sunset Townhouses	—	—	—	—	—
CPHP-IX Windridge	3,011,622	916,040	—	61,100	3,988,762
CPHP-X Bergen Circle	5,039,850	12,476,694	—	840,616	18,357,160
CPHP-XIII Atlantis	1,546,017	8,722,092	—	52,522	10,320,631
CPHP-XVI Rockwell Villa	363,188	1,347,682	—	96,726	1,807,596
CPHP-XVII London Square Village	1,578,205	3,348,986	—	306,628	5,233,819
CPHP-XVIII Ascension Towers	2,498,162	8,173,757	—	543,059	11,214,978
Coleman Manor Associates Limited Partnership Coleman Manor	2,089,835	—	—	40,000	2,129,835
CPHP-XX Holiday Heights	685,735	3,050,854	—	—	3,736,589
CPHP-XXII Harriet Tubman Terrace	1,127,520	6,810,532	221,500	—	8,159,552

	$24,489,574	$67,894,018	$221,500	$2,834,574	$95,439,666

Back to Contents

CENTURY PACIFIC HOUSING FUND-I
NOTES TO SCHEDULE III - REAL ESTATE AND
ACCUMULATED DEPRECIATION OF OPERATING PARTNERSHIPS IN
WHICH CPHF-I HAS LIMITED PARTNERSHIP INTERESTS
DECEMBER 31, 2003

NOTE 3 - RECONCILIATION OF REAL ESTATE AND ACCUMULATED DEPRECIATION

		ACCUMULATED
	COST	DEPRECIATION

Balance at December 31, 2000	109,496,343	53,339,949
Additions during year:
Improvements	674,897	—
Depreciation	—	4,267,847

Balance at December 31, 2001	110,171,240	57,607,796
Additions during year:
Improvements	439,129	—
Depreciation	—	2,696,180
Deductions during year:
Cost of real estate sold	(36,915,423)	—
Accumulated depreciation of
real estate sold	—	(21,066,262)

Balance at December 31, 2002	73,694,946	39,237,714
Additions during year:
Improvements	681,543	—
Depreciation	—	2,709,328
Deductions during year:
Cost of real estate sold	(1,322,852)	—
Accumulated depreciation of
real estate sold	—	(888,595)

Balance at December 31, 2003	$73,053,637	$41,058,447

Back to Contents

Schedule IV

CENTURY PACIFIC HOUSING FUND-I
MORTGAGE LOANS ON REAL ESTATE OF OPERATING
PARTNERSHIPS IN WHICH CPHF-I HAS
LIMITED PARTNERSHIP INTERESTS
DECEMBER 31, 2003

			Monthly	Original
		Final	Payments	Face	Carrying
	Interest	Maturity	(Net of HUD	Amount of	Amount of
Description (1)	Rate	Date	Subsidy)	Mortgage	Mortgage (2)

Century Pacific Housing
Partnership I (CPHP-I) -
Charter House		March
Dothan, Alabama	7%	2013	$8,238	$1,325,700	$671,762

CPHP-II VOA/Sunset Park
Sunset Park		Nov
Denver, Colorado	7%	2014	8,825	4,859,300	1,941,155

CPHP-VII
Gulfway Terrace		June
New Orleans, LA	7%	2015	8,320	3,616,200	2,127,437

CPHP-IX
Windridge		July
Wichita, Kansas	8.625%	2010	23,800	3,060,000	3,011,622

CPHP-X
Bergen Circle		March
Springfield, MA	6.92%	2018	4,818	7,381,100	5,039,850

CPHP-V
Jaycee Towers		Sept
Dayton, Ohio	8.5%	2012	7,701	3,361,200	1,809,086

CPHP-VIII
Sunset Townhouses		Sept
Newton, Kansas	8.5%	2012	1,864	828,300	—

Back to Contents

Schedule IV

CENTURY PACIFIC HOUSING FUND-I
MORTGAGE LOANS ON REAL ESTATE OF OPERATING
PARTNERSHIPS IN WHICH CPHF-I HAS
LIMITED PARTNERSHIP INTERESTS, continued
DECEMBER 31, 2003

			Monthly	Original
		Final	Payments	Face	Carrying
	Interest	Maturity	(Net of HUD	Amount of	Amount of
Description (1)	Rate	Date	Subsidy)	Mortgage	Mortgage (2)

CPHP-XIII
Atlantis		Mar
Virginia Beach, VA	8.5%	2012	7,336	2,946,500	1,546,017

CPHP-XVI
Rockwell Villa		Sept
Oklahoma City, OK	7%	2013	1,968	812,700	363,188

CPHP-XVII
London Square Village		June
Oklahoma City, OK	7.5%	2012	8,020	3,153,900	1,578,205

CPHP-XVIII
Ascension Towers		May
Memphis, Tennessee	7%	2015	9,671	4,290,000	2,498,162

Coleman Manor Associates
Limited Partnership
Coleman Manor		July
Baltimore, MD	10%	2029	12,545	2,365,000	2,089,835

CPHP-XX
Holiday Heights		April
Fort Worth, TX	7%	2014	3,272	1,252,700	685,735

CPHP-XXII
Harriet Tubman		Oct
Berkeley, CA	7%	2015	4,233	1,882,700	1,127,520

			$110,611	$41,135,300	$24,489,574

Back to Contents

Schedule IV

CENTURY PACIFIC HOUSING FUND-I
MORTGAGE LOANS ON REAL ESTATE OF OPERATING
PARTNERSHIPS IN WHICH CPHF-I HAS
LIMITED PARTNERSHIP INTERESTS, continued
DECEMBER 31, 2003

			Monthly	Original
		Final	Payments	Face	Carrying
	Interest	Maturity	(Net of HUD	Amount of	Amount of
Description (1)	Rate	Date	Subsidy)	Mortgage	Mortgage (2)

Century Pacific Housing
Partnership I (CPHP-I) -
Charter House		December
Dothan, Alabama	(1)	2002	(1)	$781,581	$1,835,167

CPHP-II VOA/Sunset
Park
Sunset Park		December
Denver, Colorado	(1)	2002	(1)	2,462,936	8,869,550

CPHP-VII
Gulfway Terrace		December
New Orleans, LA	(1)	2002	(1)	1,255,000	4,830,106

CPHP-IX
Windridge		December
Wichita, Kansas	(1)	2002	(1)	1,053,084	916,040

CPHP-X
Bergen Circle		July
Springfield, MA	(1)	2013	(1)	3,547,072	12,476,694

CPHP-V
Jaycee Towers		October
Dayton, Ohio	(1)	2005	(1)	2,245,673	7,512,558

CPHP-VIII
Sunset Townhouses		August
Newton, Kansas	(1)	2003	(1)	341,229	—

Back to Contents

Schedule IV

CENTURY PACIFIC HOUSING FUND-I
MORTGAGE LOANS ON REAL ESTATE OF OPERATING
PARTNERSHIPS IN WHICH CPHF-I HAS
LIMITED PARTNERSHIP INTERESTS, continued
DECEMBER 31, 2003

			Monthly	Original
		Final	Payments	Face	Carrying
	Interest	Maturity	(Net of HUD	Amount of	Amount of
Description (1)	Rate	Date	Subsidy)	Mortgage	Mortgage (2)

CPHP-XIII
Atlantis		July
Virginia Beach, VA	(1)	2003	(1)	2,552,584	8,722,092

CPHP-XVI
Rockwell Villa		July
Oklahoma City, OK	(1)	2003	(1)	398,629	1,347,682

CPHP-XVII
London Square Village			July
Oklahoma City, OK	(1)	2003	(1)	979,071	3,348,986

CPHP-XVIII
Ascension Towers		August
Memphis, Tennessee	(1)	2003	(1)	2,404,667	8,173,757

Coleman Manor
Associates
Limited Partnership
Coleman Manor
Baltimore, MD	—	—	(1)	—	—

CPHP-XX
Holiday Heights		October
Fort Worth, TX	(1)	2004	(1)	909,472	3,050,854

CPHP-XXII
Harriet Tubman		December
Berkeley, CA	(1)	2003	(1)	2,036,000	6,810,532

				$20,966,998	$67,894,018

Back to Contents

CENTURY PACIFIC HOUSING FUND-I
NOTES TO SCHEDULE IV - MORTGAGE LOANS ON REAL
ESTATE OF OPERATING PARTNERSHIPS IN WHICH
CPHF-I HAS LIMITED PARTNERSHIP INTERESTS
DECEMBER 31, 2003

NOTE 1 - DESCRIPTION

Each Operating Partnership has invested in a Property. The Operating Partnerships assumed mortgage loan obligations from the sellers of the properties, and with the exception of two mortgages, all mortgage loan obligations are insured by the United States Department of Housing and Urban Development. All mortgages are secured by the land and buildings of the properties.

In addition, the Operating Partnerships issued residual notes to the sellers of the properties as partial consideration. The notes bear interest at the minimum long-term federal rate as announced from time-to-time pursuant to Section 1274 of the Internal Revenue Code, provided that such rate shall not be less than 7% or greater than 15%. The notes are secured by the land and buildings of the properties. The notes are repayable out of future cash available for distribution and unpaid principal and interest are due at maturity.

NOTE 2 - RECONCILIATION OF MORTGAGES AND RESIDUAL NOTES

	MORTGAGE	RESIDUAL
	LOANS	NOTES

Balance at December 31, 2000	$39,247,137	$89,339,331
Additions during year:
Accrued interest	—	7,417,773
New mortgage loan	4,000,000	—
Deductions during year:
Payments	(2,814,149)	(2,633,149)

Balance at December 31, 2001	40,432,988	94,123,955
Additions during year:
Accrued interest	—	6,839,025
Deductions during year:
Forgiveness of note	—	(18,416,317)
Note assumed in sale	(8,670,437)	(10,350,167)
Payments	(5,642,047)	(8,011,741)

Balance at December 31, 2002	26,120,524	64,184,755
Additions during year:
Accrued interest	—	4,787,190
Deductions during year:
Forgiveness of note	(481,884)	(1,077,927)
Payments	(1,149,066)	—

Balance at December 31, 2003	$24,489,574	$67,894,018

Back to Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURY PACIFIC HOUSING FUND – I

Date: January 21, 2005	/s/	IRWIN JAY DEUTCH

	By:	Irwin Jay Deutch, as Managing General Partner

and

Century Pacific Capital I Corporation, as
Corporate General Partner and as Attorney-in-Fact
for all Investor Limited Partners

Date: January 21, 2005	/s/	IRWIN JAY DEUTCH

	By:	Irwin Jay Deutch, President

Back to Contents

EXHIBITS

Exhibit
Number	Description

31.1	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith