Form 10-Q
period 2004-06-30
CENTURY PACIFIC HOUSING FUND I
filed 2005-07-06
CIK 809034

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2004

                         Commission File Number 33-11194

                         CENTURY PACIFIC HOUSING FUND-I
             (Exact name of registrant as specified in its charter)

          California                                 95-3938971
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation of organization)                   Identification No.)


                             1 East Stow Road
                                Marlton, NJ               08053
               (Address of principal executive offices) (Zip Code)

                                 (856) 596-3008
              (Registrant's telephone number, including area code)


                                    No Change
         (Former name or former address, if changed since last report)

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

Yes [ ]        No[X]

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
                    Of Financial Condition and Results of
                    Operations. . . . . . . . . . . . . . . . . . . . . . . . 12

         Item 3  Quantitative and Qualitative Disclosures
                    About Market Risk . . . .  . . . . . . . . . . .  . . . . 14

         Item 4  Controls and Procedures . . . . . . . . . . . . . . . . . .  14


PART II   OTHER INFORMATION

         Item 1  Legal Proceedings . . . . . .. . . . . . . . . . . . . . . . 14

         Item 2  Unrestricted Sales of Equity Securities and
                    Use of Proceeds  . . . . . . . . . . . . . . . . . . . .  14

         Item 3  Defaults Upon Senior Securities  . . . . . . . . . . . . . . 14

         Item 4  Submission of Matters to a Vote of Security Holders  . . . . 15

         Item 5  Other Information  . . . . . . . . . . . . . . . . . . . . . 15

         Item 6  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . 15

SIGNATURE

CERTIFICATIONS

EXHIBITS

PART I   FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS


                         CENTURY PACIFIC HOUSING FUND-I

                                 BALANCE SHEETS

                                          June 30,      March 31,
                                            2004          2004
                                        (Unaudited)     (Audited)
                                         ----------     ---------

                                     ASSETS

Receivable from Related Parties (Note 4) $ 4,934 $ 4,934 Investments in Limited Partnerships
   (Note 5)                                      0              0
                                          --------      ---------
                                         $   4,934      $   4,934
                                          --------      ---------


                        LIABILITIES AND PARTNERS' DEFICIT

Accounts Payable and Accrued Expenses    $  10,800      $  10,800
Advance From Affiliate                      62,455         62,455
Amounts Payable to Related Parties
   (Note 4)                              1,219,072      1,204,072
                                         ---------      ---------
                                         1,292,327      1,277,327
                                         ---------      ---------

Commitments and Contingencies

Partners' Deficit, per
   accompanying statement
   General Partners                       (404,470)      (404,170)
   Limited Partners, $1,000
      stated value per unit,
      50,000 units authorized,
      22,315 units issued and
      outstanding                         (882,923)      (868,223)
                                         ---------      ---------
                                        (1,287,393)    (1,272,393)
                                        ----------     ----------
                                        $    4,934     $    4,934
                                        ----------     ----------


    The accompanying notes are an integral part of this financial statement.

                         CENTURY PACIFIC HOUSING FUND-I

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                         Three Months Ended
                                              June 30,
                                           2004        2003
                                         -------     -------
Expenses:

   General and Administrative (Note 4) $  15,000   $ 15,000
   Equity in Net Losses of Operating
      Partnership (Note 5)                     0          0
                                       ---------   --------
                                          15,000     15,000
                                       ---------   --------
Net Loss                               $ (15,000)  $(15,000)
                                       =========   ========




Allocation of Net Loss

   General Partners                    $    (300)  $   (300)
   Limited Partners                      (14,700)   (14,700)
                                       ---------   --------
                                       $ (15,000)  $(15,000)
                                       =========   ========

Net Loss Per Unit of Limited
   Partnership Interest                  $(.66)      $(.66)
                                        =======      ======
Average Number of Units
   Outstanding                           22,315      22,315
                                        =======      ======





    The accompanying notes are an integral part of this financial statement.

                         CENTURY PACIFIC HOUSING FUND-I

                         STATEMENTS OF PARTNERS' DEFICIT

                                  June 30, 2004
                                   (Unaudited)


                                    General     Limited
                                   Partners     Partners      Total
                                   --------     --------      -----
Balance at April 1, 2003          $(402,970)   $(809,423) $(1,212,393)

Net Loss                             (1,200)     (58,800)     (60,000)
                                   ---------    ---------  -----------
Balance at March 31, 2004          (404,170)    (868,223)  (1,272,393)

Net Loss                               (300)     (14,700)     (15,000)
                                   ---------    ---------  -----------

Partners' Deficit at
   June 30, 2004                  $(404,470)   $(882,923) $(1,287,393)
                                  ---------    ---------  -----------

Percentage Interest
   June 30, 2004                          2%          98%         100%
                                   ---------    ---------  -----------




    The accompanying notes are an integral part of this financial statement.

                         CENTURY PACIFIC HOUSING FUND-I

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                               Three Months Ended
                                                    June 30,
                                                2004      2003
                                              --------  --------

Cash Flow From Operating Activities:

  Net Loss                                   $(15,000)  $(15,000)

  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

      Increase in payable to related parties   15,000     15,000
                                              -------   --------
Net Cash Provided by (Used in) Operating
  Activities                                  $     0   $      0
                                              -------   --------

Net Increase/(Decrease) in Cash               $     0   $      0

Cash Beginning of Period                            0          0
                                              -------   --------

Cash End of Period                            $     0   $      0
                                              =======   ========




    The accompanying notes are an integral part of this financial statement.

                         CENTURY PACIFIC HOUSING FUND-I
                        a California limited partnership
                                  JUNE 30, 2004

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

The Partnership originally acquired limited partnership interests ranging from 90% to 99% in 21 Operating Partnerships, which invested in rental property. At June 30, 2004, the Partnership owns investments in 12 of these Operating Partnerships.

Basis of Presentation

The accompanying unaudited financial statements of Century Pacific Housing Fund I as of June 30, 2004 and March 31, 2004 (the March 31, 2004 financial information included herein has been extracted from the Partnership's audited financial statements on Form 10-K) and for the three months ended June 30, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Partnership's management, all adjustments (consisting of only normal recurring adjustments) considered necessary to fairly present the financial statements have been made.

                         CENTURY PACIFIC HOUSING FUND-I
                        a California limited partnership
                                  JUNE 30, 2004

                    NOTES TO FINANCIAL STATEMENTS (Continued)

The statements of operations for the three months ended June 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the financial statements and related notes thereto included on form 10-K for the years ended March 31, 2004 and 2003.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The following are the Partnership's significant accounting policies:

Investments in Operating Partnerships:

The Partnership uses the equity method to account for its investments in the Operating Partnerships in which it has invested (Note 5).

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

The Partnership fiscal year end is March 31, and the Operating Partnerships have a calendar year end. The Partnership, as well as the Operating Partnerships, has a calendar year for income tax purposes.

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

                         CENTURY PACIFIC HOUSING FUND-I
                        a California limited partnership
                                  JUNE 30, 2004

                    NOTES TO FINANCIAL STATEMENTS (Continued)

Income Taxes:

No provision has been made for income taxes in the accompanying financial statements since such taxes and/or the recapture of the Low Income Housing Tax Credit benefits received, if any, are the liability of the individual partners. The Partnership uses the accrual method of accounting for tax purposes.

Net Loss per Unit of Limited Partnership Interest

Net loss per unit of limited partnership interest is calculated based upon the weighted average number of units of limited partnership interest (units) outstanding.

Note 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Partnership as a going concern. The Partnership's Operating Partnerships have not achieved the operating results required to provide the Partnership with sufficient cash distributions to fund the Partnership's administrative costs. Additionally, as of June 30, 2004, the Partnership has incurred allocated losses from all of its Operating Partnerships to the extent of the Partnership's cash contributions. As a result of the foregoing, the Partnership is dependent upon the general partners and affiliates for continued financial support.

The December 31, 2004 auditors' reports on five of the Operating Partnerships' financial statements contained an explanatory paragraph relating to a going concern issue, four of which concerned the maturity of purchase notes for which the Operating Partnerships will not be able to satisfy the obligations. The going concern issue on the fifth Operating Partnership related to substantial operating losses suffered by the Operating Partnership.

Management maintains that the general partners and affiliates, though not required to do so, will continue to fund current operations by deferring payment to related parties of allocated overhead expenses, and by funding any Partnership operating costs. Unpaid allocated overhead expenses will accrue and become payable when the Operating Partnerships either generate sufficient cash distributions to the Partnership to cover such expenses or when the Operating Partnerships are sold. At the present time, management is aware that the General Partners are making a conscious effort to sell these properties. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                         CENTURY PACIFIC HOUSING FUND-I
                        a California limited partnership
                                  JUNE 30, 2004

                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 4 - TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES OF THE GENERAL
         PARTNERS:

The General Partners of the Partnership are CPCC and Irwin Jay Deutch. The original limited partner of the Partnership is Westwood Associates whose partners are Irwin Jay Deutch and key employees of CPCC. Century Pacific Placement Corporation ("CPPC"), an affiliate of the General Partners, served as the broker-dealer-manager for sales of limited partnership interests in the Partnership.

Century Pacific Realty Corporation ("CPRC"), an affiliate of CPCC, is a general partner in nine of the Operating Partnerships.

The General Partners have an aggregate one percent interest in the Partnership, as does the original limited partner. CPRC has an ownership interest in nine of the Operating Partnerships between .01% and 1%.

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

At June 30, 2004 and March 31, 2004, amounts payable to related parties totaling $1,219,072 and $1,204,072, respectively, consist of fees and certain general and administrative costs accrued as an unsecured non-interest bearing payable by the Partnership to the general partners and affiliates. Such fees and allocated costs have been deferred until the Partnership has sufficient cash to pay them.

Receivable from related parties of $4,934 at June 30, 2004 and March 31, 2004 represents unsecured cash advances to several of the Operating Partnerships.

At June 30, 2004 and March 31, 2004, CPRC was owed $62,455 for unsecured non-interest bearing, demand cash advances to the Partnership.

The general partners may advance funds to the Partnership to fund operating deficits, but are not obligated to do so. All such loans shall be repaid prior to any distributions of net cash flow. At June 30, 2004 and March 31, 2004, the Partnership had no outstanding advances due to the general partners.

As of June 30, 2004, a third-party buyer has entered into a conditional contract to acquire CPEC, CPCC, CPRC, and their affiliated companies and partnerships from Deutch's family trust. The sale is anticipated to occur in 2006.

                         CENTURY PACIFIC HOUSING FUND-I
                        a California limited partnership
                                  JUNE 30, 2004

                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 5 -  INVESTMENTS IN LIMITED PARTNERSHIPS:

At March 31, 2004, the Partnership owned limited partnership interests in 13 Operating Partnerships which had investments in 13 multi-family rental properties. In June 2004, one of these properties was sold.

The Partnership's equity in net operating losses of its investments in Operating Partnerships has exceeded the investment balance. Consequently, the investment balances have been reduced to zero in accordance with the equity method of accounting.

The names and locations of the Properties in which the Operating Partnerships hold beneficial interests at June 30, 2004 are as follows:

Name of Operating Partnership   Property Name             Location
-----------------------------   -------------             --------
Century Pacific Housing
Partnership-I (CPHP-I)          Charter House             Dothan, Alabama
CPHP-II                         Sunset Park               Denver, Colorado
CPHP-V                          Jaycee Towers             Dayton, Ohio
CPHP-VII                        Gulfway Terrace           New Orleans, Louisiana
CPHP-IX                         Windridge                 Wichita, Kansas
CPHP-X                          Bergen Circle             Springfield, Massachusetts
CPHP-XVI                        Rockwell Villas           Oklahoma City, Oklahoma
CPHP-XVII                       London Square Village     Oklahoma City, Oklahoma
CPHP-XVIII                      Ascension Towers          Memphis, Tennessee
CPHP-XIX                        Coleman Manor             Baltimore, Maryland
CPHP-XX                         Holiday Heights           Fort Worth, Texas
CPHP-XXII                       Harriet Tubman Terrace    Berkeley, California

The following combined statements of operations are prepared in accordance with accounting principles generally accepted in the United States of America and summarize the operations of the Operating Partnerships for the three months ended June 30, 2004 and June 30, 2003.

                                      Three Months Ended
                                           June 30,
                                        2004        2003
                                    ----------  -----------
Revenues:
  Rental Income                     $2,816,577  $ 2,637,491
  Other                              5,843,703       77,316
                                    ----------  -----------
                                     8,660,280    2,714,807
                                    ----------  -----------
Expenses
  Operating, General and
    Administrative                   2,516,262    2,222,654
  Depreciation                         583,615      674,501
  Interest                           1,167,664    1,346,109
                                    ----------  -----------
                                     4,268,541    4,243,264
                                    ----------  -----------
Net Income/(Loss)                   $4,391,739  $(1,528,457)
                                    ==========  ===========

                         CENTURY PACIFIC HOUSING FUND-I
                        a California limited partnership
                                  JUNE 30, 2004

                    NOTES TO FINANCIAL STATEMENTS (Continued)

In June 2004, a property located in Virginia Beach, Virginia was sold for a taxable gain of $3,797,669. There were no cash proceeds resulting from this sale.

In 2003, an Operating Partnership sold a property located in Newton, Kansas for a gain of $71,929. There were no cash proceeds resulting from this sale.

NOTE 6 - SUBSEQUENT EVENTS

In August 2004, an Operating Partnership located in Denver, Colorado sold a property for $8,300,000 for a taxable gain of $3,998,295. In December 2004, two Operating Partnerships sold properties located in Oklahoma City, Oklahoma for $5,000,000 resulting in a combined taxable gain of $1,079,642. There were no cash proceeds resulting from these sales.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Results of Operations

For the three month periods ended June 30, 2004 and 2003, the Partnership recorded net losses of $15,000. The net losses are equal to the reimbursement paid to Century Pacific Equity Corporation (CPEC), an affiliate, for overhead allocations.

In accordance with the equity method of accounting for limited partnership interests, the Partnership does not recognize losses from investment properties when losses exceed the Partnership's equity method basis in these properties. All of the Partnership's investments have an equity method basis of zero at June 30, 2004.

The average occupancy level of the Operating Partnerships, in total, remained relatively constant for the three months ended June 30, 2004 and 2003.

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

Liquidity and Capital Resources

As of June 30, 2004, the Partnership's portfolio consists of 12 properties. The properties are located in 11 states and contain 1,787 residential units. The average occupancy level for all properties during calendar year 2003 was approximately 93% and most properties generated sufficient revenue to cover operating costs, debt service, and the funding of reserves.

The government restricts rental rate increases. A substantial amount of the revenue generated by these properties comes from rental subsidy payments made by federal or state housing agencies. These features, which are characteristic of all low-income housing properties, limit the pool of potential buyers for these real estate assets. As a limited partner of the Operating Partnerships, the Partnership does not control property disposition decisions, and management is aware of the intention of the General Partners of the Partnership to sell the investment properties in the near future.

The partnership is currently experiencing a liquidity problem. Under the Partnership Agreement, the Partnership is entitled to receive distributions of surplus cash from the Operating Partnerships, which is to provide the funds necessary for the Partnership to meet its operating costs. At the present time, the Operating Partnerships have not generated sufficient cash distributions to enable the Partnership to meet its current obligations. As a result of the foregoing, the Partnership has been dependent upon its affiliates and the General Partners for continued financial support to meet its expenses. Though there can be no assurance, management believes that affiliates and/or the General Partners, though not required to do so, will continue to fund operations of the Partnership and defer receipt of payment of allocated overhead administrative expenses and partnership management fees. Allocated administrative expenses paid or accrued to affiliates and the General Partners represent reimbursement of the actual cost of goods and materials used for or by the Partnership, salaries, related payroll costs and other administrative items incurred or allocated, and direct expenses incurred in rendering legal, accounting/bookkeeping, computer, printing and public relations services. Items excluded from the overhead allocation include overhead expenses of the General Partners, including rent and salaries of employees not specifically performing the services described above. Unpaid allocated administrative expenses and partnership management fees, an annual amount up to .5% of invested assets, will accrue for payment in future operating years.

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

CRITICAL ACCOUNTING POLICIES

Management's discussion and analysis of financial condition and results of operations are based upon our unaudited financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. Such financial statement preparation requires management to make judgments and use estimates regarding significant accounting policies. We consider an accounting policy to be significant if it is important to our financial condition and results, and requires significant judgment and estimates on the part of management in its application. A summary of our significant accounting policies is included in Note 2 to our financial statements for the year ended March 31, 2004, which are included in the Form 10-K. Our significant accounting estimates and the related assumptions are evaluated periodically as conditions warrant, and changes to such estimates are recorded as new information or changed conditions require revision. Application of the critical accounting policies requires management's significant judgments, often as the result of the need to make estimates for matters that are inherently uncertain. If actual results were to differ materially from the estimates made, the reported results could be materially affected. There have been no significant changes in the application of the critical accounting policies, or in the assumptions or estimates relating thereto, since March 31, 2004.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Due to the nature of our operations, we have concluded that there is no material market risk exposure and, therefore, no quantitative tabular disclosures are required.

ITEM 4.  CONTROLS AND PROCEDURES

         (a) Evaluation of Disclosure Controls and Procedures

The Partnership's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(C) and 15d-14(c)) as of the end of the period covered by this report. Based on that evaluation, they have concluded that the Partnership's current disclosure controls and procedures are effective in timely providing them with material information relating to the Partnership required to be disclosed in the reports of the Partnership files or submits under the Exchange Act.


          (b) Changes in Internal Controls

During the period covered by this report, there have not been any significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls. There were no significant deficiencies or material weaknesses, and, therefore, no corrective actions were taken.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS - None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5.  OTHER INFORMATION - None

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

Date: July 5, 2005
                                CENTURY PACIFIC HOUSING FUND-I
                                a California limited partnership

                                By:   Century Pacific Capital Corporation,
                                         a California Corporation
                                         General Partner



                                         /s/Irwin J. Deutch
                                    By:  ------------------
                                          Irwin J. Deutch
                                             President

EXHIBITS

Exhibit
Number            Description
-------           -----------

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