Form 10-Q
period 2004-09-30
CENTURY PACIFIC HOUSING FUND I
filed 2005-07-06
CIK 809034

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

                         Commission file number 33-11194

                         CENTURY PACIFIC HOUSING FUND-I
             (Exact name of registrant as specified in its charter)

                    California                              95-3938971
        (State or other jurisdiction of                  (I.R.S. Employer
        incorporation of organization)                 Identification Number)

                  1 E. Stow Road
                  Marlton, NJ                                  08053
  (Address of principal executive offices)                   (Zip Code)

                                  (856)596-3008
              (Registrant's telephone number, including area code)

                                    No change
           (Former name or former address, changed since last report)

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

Yes [ ]     No [X]

                         CENTURY PACIFIC HOUSING FUND I


                                TABLE OF CONTENTS


                                                              Page

PART I    FINANCIAL INFORMATION

          Item 1  Financial Statements and Supplementary
                      Data ..................................   3

          Item 2  Management's Discussion and Analysis
                      Of Financial Condition and Results of
                      Operations ............................  12

          Item 3  Quantitative and Qualitative Disclosures
                      About Market Risk .....................  14

          Item 4  Controls and Procedures ...................  14


PART II   OTHER INFORMATION

          Item 1  Legal Proceedings .........................  14

          Item 2  Unrestricted Sales of Equity Securities and
                      Use of Proceeds .......................  14

          Item 3  Defaults Upon Senior Securities ...........  14

          Item 4  Submission of Matters to a Vote of Security
                      Holders ..............................   14

          Item 5  Other Information .........................  14

          Item 6  Exhibits and Reports on Form 8-K ..........  14

SIGNATURE

CERTIFICATIONS

EXHIBITS

PART I   FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS



                         CENTURY PACIFIC HOUSING FUND-I

                                 BALANCE SHEETS

                                                          September 30,    March 31,
                                                              2004            2004
                                                           (Unaudited)     (Audited)
                                                           -----------    -----------
                                     ASSETS

Receivable from Related Parties (Note 4)                    $     4,934    $     4,934
Investments in Limited Partnerships
   (Note 5)                                                           0              0
                                                            -----------    -----------
                                                            $     4,934    $     4,934
                                                            -----------    -----------

                        LIABILITIES AND PARTNERS' DEFICIT

Accounts Payable and Accrued Expenses                            10,800         10,800
Advance From Affiliate                                           62,455         62,455
Amounts Payable to Related Parties
   (Note 4)                                                   1,234,072      1,204,072
                                                            -----------    -----------
                                                              1,307,327      1,277,327
                                                            -----------    -----------
Commitments and Contingencies

Partners' Deficit, per accompanying
  statement
   General Partners                                            (404,770)      (404,170)
   Limited Partners, $1,000
      stated value per unit,
      50,000 units authorized,
      22,315 units issued and
      outstanding                                              (897,623)      (868,223)
                                                            -----------    -----------
                                                             (1,302,393)    (1,272,393)
                                                            -----------    -----------
                                                            $     4,934    $     4,934
                                                            -----------    -----------






    The accompanying notes are an integral part of this financial statement.

                         CENTURY PACIFIC HOUSING FUND-I

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                    Three Months Ended       Six Months Ended
                                       September 30,           September 30,
                                    --------------------   -------------------
                                      2004        2003       2004       2003
                                    --------    --------   --------   --------
Expenses:
   General and Administrative
      (Note 4)                        15,000      15,000     30,000     30,000
   Equity in Net Losses of Operating
      Partnership (Note 5)                 0           0          0          0
                                    --------    --------   --------   --------
                                      15,000      15,000     30,000     30,000
                                    --------    --------   --------   --------
Net Loss                            $(15,000)   $(15,000)  $(30,000)  $(30,000)
                                    --------    --------   --------   --------
Allocation of Net Loss
   General Partners                 $   (300)   $   (300)  $   (600)  $   (600)
   Limited Partners                  (14,700)    (14,700)   (29,400)   (29,400)
                                     --------   --------   --------   --------
                                    $(15,000)   $(15,000)  $(30,000)  $(30,000)
                                     ========   ========   ========   ========
Net Loss Per Unit of Limited
   Partnership Interest             $(   .66)   $   (.66)  $  (1.32)  $  (1.32)
                                    ========    ========   ========   ========
Average Number of Units
   Outstanding                        22,315      22,315     22,315     22,315
                                    ========    ========   ========   ========







    The accompanying notes are an integral part of this financial statement.

                         CENTURY PACIFIC HOUSING FUND-I

                         STATEMENTS OF PARTNERS' DEFICIT
                               September 30, 2004
                                   (Unaudited)


                                General           Limited
                                Partners          Partners            Total
                                ---------         ---------        -----------

Balance at April 1, 2003        $(402,970)        $(809,423)       $(1,212,393)

Net Loss                           (1,200)          (58,800)           (60,000)
                                ---------         ---------        -----------
Balance at March 31, 2004       $(404,170)        $(868,223)       $(1,272,393)

Net Loss                             (600)          (29,400)           (30,000)
                                ---------         ---------        -----------
Partners' Deficit at
  September 30, 2004            $(404,770)        $(897,623)       $(1,302,393)
                                ---------         ---------        -----------
Percentage Interest
  September 30, 2004                    2%               98%               100%
                                ---------         ---------        -----------








    The accompanying notes are an integral part of this financial statement.

                         CENTURY PACIFIC HOUSING FUND-I

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                        Six Months Ended
                                                          September 30,
                                                    --------------------------
                                                      2004              2003
                                                    --------          --------

Cash Flow From Operating Activities:

  Net Loss                                          ($30,000)         ($30,000)

  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

      Increase in payable to related parties          30,000            30,000
                                                    --------          --------
Net Cash Provided by (Used in)
  Operating Activities                              $      0          $      0
                                                    --------          --------

Net Increase/(Decrease)in Cash                      $      0          $      0

Cash Beginning of Period                                   0                 0
                                                    --------          --------
Cash End of Period                                  $      0          $      0
                                                    ========          ========









    The accompanying notes are an integral part of this financial statement.

                         CENTURY PACIFIC HOUSING FUND-I
                        A California Limited Partnership
                               SEPTEMBER 30, 2004

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

The Partnership originally acquired limited partnership interests ranging from 90% to 99% in 21 Operating Partnerships, which invested in rental property. At September 30, 2004, the Partnership owns investments in 11 of these Operating Partnerships.

Basis of Presentation

The accompanying unaudited financial statements of Century Pacific Housing Fund I as of September 30, 2004 and March 31, 2004 (the March 31, 2004 financial information included herein has been extracted from the Partnership's audited financial statements on Form 10-K) and for the three and six months ended September 30, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Partnership's management, all adjustments (consisting of only normal recurring adjustments) considered necessary to fairly present the financial statements have been made.

                         CENTURY PACIFIC HOUSING FUND-I
                        A California Limited Partnership
                               SEPTEMBER 30, 2004

                    NOTES TO FINANCIAL STATEMENTS (Continued)

The statements of operations for the three and six months ended September 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the financial statements and related notes thereto included on form 10-K for the years ended March 31, 2004 and 2003.

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

                         CENTURY PACIFIC HOUSING FUND-I
                        A California Limited Partnership
                               SEPTEMBER 30, 2004

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

Note 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Partnership as a going concern. The Partnership's Operating Partnerships have not achieved the operating results required to provide the Partnership with sufficient cash distributions to fund the Partnership's administrative costs. Additionally, as of September 30, 2004, the Partnership has incurred allocated losses from all of its Operating Partnerships to the extent of the Partnership's cash contributions. As a result of the foregoing, the Partnership is dependent upon the general partners and affiliates for continued financial support.

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

NOTE 4 - TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES OF THE GENERAL
         PARTNERS:

The General Partners of the Partnership are CPCC and Irwin Jay Deutch. The original limited partner of the Partnership is Westwood Associates whose partners are Irwin Jay Deutch and key employees of CPCC. Century Pacific Placement Corporation ("CPPC"), an affiliate of the General Partners, served as the broker-dealer-manager for sales of limited partnership interests in the Partnership. Century Pacific Realty Corporation ("CPRC"), an affiliate of CPCC, is a general partner in eight of the Operating Partnerships.

                         CENTURY PACIFIC HOUSING FUND-I
                        A California Limited Partnership
                               SEPTEMBER 30, 2004

                    NOTES TO FINANCIAL STATEMENTS (Continued)

The General Partners have an aggregate one percent interest in the Partnership, as does the original limited partner. CPRC has an ownership interest in eight of the Operating Partnerships between .01% and 1%.

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

At September 30, 2004 and March 31, 2004, amounts payable to related parties totaling $1,234,072 and $1,204,072, respectively, consist of fees and certain general and administrative costs accrued as an unsecured non-interest bearing payable by the Partnership to the general partners and affiliates. Such fees and allocated costs have been deferred until the Partnership has sufficient cash to pay them.

Receivable from related parties of $4,934 at September 30, 2004 and March 31, 2004 represents unsecured cash advances to several of the Operating Partnerships.

At September 30, 2004 and March 31, 2004, CPRC was owed $62,455 for unsecured, non-interest bearing, demand cash advances to the Partnership.

The general partners may advance funds to the Partnership to fund operating deficits, but are not obligated to do so. All such loans shall be repaid prior to any distributions of net cash flow. At September 30, 2004 and March 31, 2004, the Partnership had no outstanding advances due to the general partners.

As of September 30, 2004, a third-party buyer has entered into a conditional contract to acquire CPEC, CPCC, CPRC, and their affiliated companies and partnerships from Deutch's family trust. The sale is anticipated to occur in 2006.

NOTE 5 - INVESTMENTS IN LIMITED PARTNERSHIPS:

At March 31, 2004, the Partnership owned limited partnership interests in 13 Operating Partnerships which had investments in 13 multi-family rental properties. Subsequently, two of these properties were sold, one in June 2004 and one in August 2004.

The Partnership's equity in net operating losses in Operating Partnerships has exceeded the investment balance. Consequently, the investment balances have been reduced to zero in accordance with the equity method of accounting.

                         CENTURY PACIFIC HOUSING FUND-I
                        A California Limited Partnership
                               SEPTEMBER 30, 2004

                    NOTES TO FINANCIAL STATEMENTS (Continued)


The names and locations of the Properties in which the Operating Partnerships hold beneficial interests at September 30, 2004 are as follows:

Name of Operating Partnership  Property Name            Location
-------------------------------------------------------------------------------
Century Pacific Housing
Partnership-I (CPHP-I)         Charter House            Dothan, Alabama
CPHP-V                         Jaycee Towers            Dayton, Ohio
CPHP-VII                       Gulfway Terrace          New Orleans, Louisiana
CPHP-IX                        Windridge                Wichita, Kansas
CPHP-X                         Bergen Circle            Springfield, MA
CPHP-XVI                       Rockwell Villas          Oklahoma City, OK
CPHP-XVII                      London Square Village    Oklahoma City, OK
CPHP-XVIII                     Ascension Towers         Memphis, Tennessee
CPHP-XIX                       Coleman Manor            Baltimore, Maryland
CPHP-XX                        Holiday Heights          Fort Worth, Texas
CPHP-XXII                      Harriet Tubman Terrace   Berkeley, California

The following combined statements of operations are prepared in accordance with accounting principles generally accepted in the United States of America and summarize the operations of the Operating Partnerships for the three months ended September 30, 2004 and September 30,2003 and for the six months ended September 30, 2004 and September 30, 2003.

                        Three Months Ended           Six Months Ended
                          September 30,                September 30,
                       2004          2003           2004           2003
                    ----------   ------------    -----------   -----------
Revenues:
  Rental Income     $2,439,951   $  2,827,482    $ 5,256,528   $ 5,464,973
  Other              7,334,463        150,624     13,178,166       227,940
                    ----------   ------------    -----------   -----------
                     9,774,414      2,978,106     18,434,694     5,692,913
                    ----------   ------------    -----------   -----------
Expenses
  Oper, Gen.& Adm    2,032,840      2,573,035      4,549,102     4,795,689
  Depreciation         573,737        730,391      1,157,352     1,404,892
  Interest           1,240,751      1,346,109      2,409,415     2,692,218
                    ----------   ------------    -----------   -----------
                     3,847,328      4,649,535      8,115,869     8,892,799
                    ----------   ------------    -----------   -----------
Net Income/(Loss)   $5,927,086   $ (1,671,429)   $10,318,825   $(3,199,886)
                    ==========   ============    ===========   ===========

In June 2004, a property located in Virginia Beach, Virginia was sold for a taxable gain of $3,797,669. In August 2004, a property located in Denver, Colorado was sold for a taxable gain of $3,998,295. There were no cash proceeds resulting from these sales.

In 2003, an Operating Partnership sold a property located in Newton, Kansas for a taxable gain of $71,929. There were no cash proceeds resulting from this sale.

NOTE 6 - SUBSEQUENT EVENTS

In December 2004, two Operating Partnerships sold properties located in Oklahoma City, Oklahoma for $5,000,000 resulting in a combined taxable gain of $1,079,642.

                         CENTURY PACIFIC HOUSING FUND-I
                        A California Limited Partnership
                               SEPTEMBER 30, 2004

                    NOTES TO FINANCIAL STATEMENTS (Continued)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Results of Operations

For the six month periods ended September 30, 2004 and 2003, the Partnership recorded net losses of $30,000. The net losses are equal to the reimbursement paid to Century Pacific Realty Corporation (CPEC), an affiliate, for overhead allocations.

In accordance with the equity method of accounting for limited partnership interests, the Partnership does not recognize losses from investment properties when losses exceed the Partnership's equity method basis in these properties. All of the Partnership's investments have an equity method basis of zero at September 30, 2004.

The average occupancy level of the Operating Partnerships, in total, remained relatively constant for the six months ended September 30, 2004 and 2003.

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

Liquidity and Capital Resources

As of September 30, 2004, the Partnership's portfolio consists of 11 properties. The properties are located in 10 states and contain 1,545 residential units. The average occupancy level for all properties during calendar year 2003 was approximately 93% and most properties generated sufficient revenue to cover operating costs, debt service, and the funding of reserves.

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