Form 10-Q
period 2004-12-31
CENTURY PACIFIC HOUSING FUND I
filed 2005-07-06
CIK 809034

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly period ended December 31, 2004

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

Yes [ ]        No [X]

                         CENTURY PACIFIC HOUSING FUND I



                                TABLE OF CONTENTS


                                                               Page
                                                               ----
PART I     FINANCIAL INFORMATION
            Item 1  Financial Statements and Supplementary
                        Data ..................................   3

            Item 2  Management's Discussion and Analysis
                    Of Financial Condition and Results of
                    Operations ................................  12

            Item 3  Quantitative and Qualitative Disclosures
                    About Market Risk .........................  13

            Item 4  Controls and Procedures ...................  14


PART II   OTHER INFORMATION


            Item 1  Legal Proceedings .........................  14

            Item 2  Unrestricted Sales of Equity Securities and
                        Use of Proceeds .......................  14

            Item 3  Defaults Upon Senior Securities ...........  14

            Item 4  Submission of Matters to a Vote of Security
                        Holders ...............................  14

            Item 5  Other Information .........................  14

            Item 6  Exhibits and Reports on Form 8-K ..........  14

SIGNATURE

CERTIFICATIONS

EXHIBITS

PART I   FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS



                         CENTURY PACIFIC HOUSING FUND-I

                                 BALANCE SHEETS

                                              December 31,           March 31,
                                                 2004                   2004
                                              (Unaudited)            (Audited)
                                              -----------           -----------

                      ASSETS
Receivable from Related Parties (Note 4)     $     4,934           $     4,934
Investments in Limited Partnerships
   (Note 5)                                            0                     0
                                             -----------           -----------
                                             $     4,934           $     4,934
                                             -----------           -----------

         LIABILITIES AND PARTNERS' DEFICIT

Accounts Payable and Accrued Expenses        $    10,800           $    10,800
Advance From Affiliate                            62,455                62,455
Amounts Payable to Related Parties (Note 4)    1,249,072             1,204,072
                                             -----------           -----------
                                               1,322,327             1,277,327
                                             -----------           -----------
Commitments and Contingencies

Partners' Deficit, per accompanying
  statement
   General Partners                             (405,070)             (404,170)
   Limited Partners, $1,000 stated
      value per unit, 50,000 units
      authorized, 22,315 units issued
      and outstanding                           (912,323)             (868,223)
                                             -----------           -----------
                                              (1,317,393)           (1,272,393)
                                             -----------           -----------
                                             $     4,934           $     4,934
                                             -----------           -----------










    The accompanying notes are an integral part of this financial statement.

                         CENTURY PACIFIC HOUSING FUND-I

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                      Three Months Ended     Nine Months Ended
                                         December 31,           December 31,
                                     --------------------  --------------------
                                        2004       2003      2004         2003
                                     --------    --------  --------    --------

Expenses:
   General and Administrative
      (Note 4)                        15,000      15,000     45,000      45,000
   Equity in Net Losses of Operating
      Partnership (Note 5)                 0           0          0           0
                                    --------    --------   --------    --------
                                      15,000      15,000     45,000      45,000
                                    --------    --------   --------    --------
Net Loss                            $(15,000)   $(15,000)  $(45,000)   $(45,000)
                                    --------    --------   --------    --------
Allocation of Net Loss
   General Partners                 $   (300)   $   (300)  $   (900)   $   (900)
   Limited Partners                  (14,700)    (14,700)   (44,100)    (44,100)
                                    --------    --------   --------    --------
                                    $(15,000)   $(15,000)  $(45,000)   $(45,000)
                                    ========    ========   ========    ========
Net Loss Per Unit of Limited
   Partnership Interest             $   (.66)   $   (.66)  $  (1.98)   $  (1.98)
                                    ========    ========   ========    ========
Average Number of Units
   Outstanding                        22,315      22,315     22,315      22,315
                                    ========    ========   ========    ========








    The accompanying notes are an integral part of this financial statement.

                         CENTURY PACIFIC HOUSING FUND-I

                         STATEMENTS OF PARTNERS' DEFICIT
                                December 31, 2004
                                   (Unaudited)


                                 General           Limited
                                 Partners          Partners         Total
                               -----------       -----------     -----------
Balance at April 1, 2003       $  (402,970)      $  (809,423)    $(1,212,393)

Net Loss                            (1,200)          (58,800)        (60,000)
                               -----------       -----------     -----------
Balance at March 31, 2004      $  (404,170)      $  (868,223)    $(1,272,393)

Net Loss                              (900)          (44,100)        (45,000)
                               -----------       -----------     -----------
Partners' Deficit at
  December 31, 2004            $  (405,070)      $  (912,323)    $(1,317,393)
                               -----------       -----------     -----------
Percentage Interest
  December 31, 2004                      2%               98%            100%
                               -----------       -----------     -----------







    The accompanying notes are an integral part of this financial statement.

                         CENTURY PACIFIC HOUSING FUND-I

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                  Nine Months Ended
                                                     December 31,
                                              -----------------------
                                                2004           2003
                                              --------       --------

Cash Flow From Operating Activities:

Net Loss                                      $(45,000)     $(45,000)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

    Increase in payable to related parties      45,000        45,000
                                              --------      --------
   Net Cash Provided by (Used in)
     Operating Activities                     $      0      $      0
                                              --------      --------
Net Increase/(Decrease) in Cash               $      0      $      0

Cash at Beginning of Period                          0             0
                                              --------      --------
Cash at End of Period                         $      0      $      0
                                              --------      --------





    The accompanying notes are an integral part of this financial statement.

                         CENTURY PACIFIC HOUSING FUND-I
                        A California Limited Partnership
                                DECEMBER 31, 2004

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

The Partnership originally acquired limited partnership interests ranging from 90% to 99% in 21 Operating Partnerships, which invested in rental property. At December 31, 2004, the Partnership owns investments in 9 of these Operating Partnerships.

Basis of Presentation

The accompanying unaudited financial statements of Century Pacific Housing Fund I as of December 31, 2004 and March 31, 2004 (the March 31, 2004 financial information included herein has been extracted from the Partnership's audited financial statements on Form 10-K) and for the three and nine months ended December 31, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Partnership's management, all adjustments (consisting of only normal recurring adjustments) considered necessary to fairly present the financial statements have been made.

                         CENTURY PACIFIC HOUSING FUND-I
                        A California Limited Partnership
                                DECEMBER 31, 2004

                          NOTES TO FINANCIAL STATEMENTS

The statements of operations for the three and nine months ended December 31, 2004 and 2003 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the financial statements and related notes thereto included on form 10-K for the years ended March 31, 2004 and 2003.

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

                         CENTURY PACIFIC HOUSING FUND-I
                        A California Limited Partnership
                                DECEMBER 31, 2004

                          NOTES TO FINANCIAL STATEMENTS

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

Note 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Partnership as a going concern. The Partnership's Operating Partnerships have not achieved the operating results required to provide the Partnership with sufficient cash distributions to fund the Partnership's administrative costs. Additionally, as of December 31, 2004, the Partnership has incurred allocated losses from all of its Operating Partnerships to the extent of the Partnership's cash contributions. As a result of the foregoing, the Partnership is dependent upon the general partners and affiliates for continued financial support.

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

NOTE 4 - TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES OF THE GENERAL
         PARTNERS:

The General Partners of the Partnership are CPCC and Irwin Jay Deutch. The original limited partner of the Partnership is Westwood Associates whose partners are Irwin Jay Deutch and key employees of CPCC. Century Pacific Placement Corporation ("CPPC"), an affiliate of the General Partners, served as the broker-dealer-manager for sales of limited partnership interests in the Partnership. Century Pacific Realty Corporation ("CPRC"), an affiliate of CPCC, is a general partner in six of the Operating Partnerships.
                                        9

                         CENTURY PACIFIC HOUSING FUND-I
                        A California Limited Partnership
                                DECEMBER 31, 2004

                          NOTES TO FINANCIAL STATEMENTS

The General Partners have an aggregate one percent interest in the Partnership, as does the original limited partner. CPRC has an ownership interest in six of the Operating Partnerships between .01% and 1%.

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

At December 31, 2004 and March 31, 2004, amounts payable to related parties totaling $1,249,072 and $1,204,072, respectively, consist of fees and certain general and administrative costs accrued as an unsecured non-interest bearing payable by the Partnership to the general partners and affiliates. Such fees and allocated costs have been deferred until the Partnership has sufficient cash to pay them.

Receivable from related parties of $4,934 at December 31, 2004 and March 31, 2004 represents unsecured cash advances to several of the Operating Partnerships.

At December 31, 2004 and March 31, 2004, CPRC was owed $62,455 for unsecured, non-interest bearing, demand cash advances to the Partnership.

The general partners may advance funds to the Partnership to fund operating deficits, but are not obligated to do so. All such loans shall be repaid prior to any distributions of net cash flow. At December 31, 2004 and March 31, 2004, the Partnership had no outstanding advances due to the general partners.

As of December 31, 2004, a third-party buyer has entered into a conditional contract to acquire CPEC, CPCC, CPRC, and their affiliated companies and partnerships from Deutch's family trust. The sale is anticipated to occur in 2006.

NOTE 5 - INVESTMENTS IN LIMITED PARTNERSHIPS:

At March 31, 2004, the Partnership owned limited partnership interests in 13 Operating Partnerships which had investments in 13 multi-family rental properties. Subsequently, four of these properties were sold, one in June 2004, one in August 2004, and two in December 2004.

The Partnership's equity in net operating losses in Operating Partnerships has exceeded the investment balance. Consequently, the investment balances have been reduced to zero in accordance with the equity method of accounting.

                         CENTURY PACIFIC HOUSING FUND-I
                        A California Limited Partnership
                                DECEMBER 31, 2004

                          NOTES TO FINANCIAL STATEMENTS

The names and locations of the Properties in which the Operating Partnerships hold beneficial interests at December 31, 2004 are as follows:

        Name of
Operating Partnership      Property Name                 Location
-----------------------------------------------------------------
Century Pacific Housing
Partnership-I (CPHP-I)     Charter House                 Dothan, Alabama
CPHP-V                     Jaycee Towers                 Dayton, Ohio
CPHP-VII                   Gulfway Terrace               New Orleans, Louisiana
CPHP-IX                    Windridge                     Wichita, Kansas
CPHP-X                     Bergen Circle                 Springfield, MA
CPHP-XVIII                 Ascension Towers              Memphis, Tennessee
CPHP-XIX                   Coleman Manor                 Baltimore, Maryland
CPHP-XX                    Holiday Heights               Fort Worth, Texas
CPHP-XXII                  Harriet Tubman Terrace        Berkeley, California

The following combined statements of operations are prepared in accordance with accounting principles generally accepted in the United States of America and summarize the operations of the Operating Partnerships for the three months ended December 31, 2004 and December 31,2003 and for the nine months ended December 31, 2004 and December 31, 2003.

                          Three Months Ended            Nine Months Ended
                             December 31,                December 31,
                         2004           2003           2004            2003
                     ----------     ----------      ----------      ----------
Revenues:
  Rental Income     $ 2,153,529    $ 2,740,766     $ 7,410,057     $ 8,205,739
  Other               6,305,794        205,857      19,483,960         433,797
                     ----------     ----------      ----------      ----------
                      8,459,323      2,946,623      26,894,017       8,639,536
                     ----------     ----------      ----------      ----------
Expenses
  Oper, Gen.& Adm.    2,981,574      2,392,341       7,530,676       7,188,030
  Depreciation          528,114        716,349       1,685,465       2,121,241
  Interest            1,244,683      1,346,109       3,654,098       4,038,327
                     ----------     ----------      ----------      ----------
                      4,754,371      4,454,799      12,870,239      13,347,598
                     ----------     ----------      ----------      ----------
Net Income/(Loss)    $3,704,952    $(1,508,176)    $14,023,778     $(4,708,062)
                     ==========     ==========     ===========     ===========

In June 2004, a property located in Virginia Beach, Virginia was sold for a taxable gain of $3,797,669. In August 2004, a property located in Denver, Colorado was sold for a taxable gain of $3,998,295. In December 2004, two properties located in Oklahoma City, OK were sold for a combined taxable gain of $1,079,642. There were no cash proceeds resulting from these sales.

In 2003, an Operating Partnership sold a property located in Newton, Kansas for a taxable gain of $71,929. There were no cash proceeds resulting from this sale.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Results of Operations

For the nine month periods ended December 31, 2004 and 2003, the Partnership recorded net losses of $45,000. The net losses are equal to the reimbursement paid to Century Pacific Equity Corporation (CPEC), an affiliate, for overhead allocations.

In accordance with the equity method of accounting for limited partnership interests, the Partnership does not recognize losses from investment properties when losses exceed the Partnership's equity method basis in these properties. All of the Partnership's investments have an equity method basis of zero at December 31, 2004.

The average occupancy level of the Operating Partnerships, in total, remained relatively constant for the nine months ended December 31, 2004 and 2003. The majority of the properties owned by the Operating Partnerships are in a position of functional obsolescence and need substantial rehabilitation. The Operating Partnerships do not have the funds to address the growing deferred maintenance. Infusion of capital is necessary to keep the projects viable and maintain them as decent, safe and quality housing. Refinancing is not an option in view of the indebtedness on the properties surpassing their fair market value.

Liquidity and Capital Resources

As of December 31, 2004, the Partnership's portfolio consists of 9 properties. The properties are located in 9 states and contain 1,285 residential units. The average occupancy level for all properties at December 31, 2004 was approximately 92% and most properties generated sufficient revenue to cover operating costs, debt service, and the funding of reserves.

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


Dated:  July 5, 2005


                                       CENTURY PACIFIC HOUSING FUND-I
                                       a California limited partnership

                                       By:  Century Pacific Capital Corporation,
                                            a California Corporation
                                            General Partner




                                       By:  /s/ Irwin J. Deutch
                                            -----------------------------
                                            Irwin J. Deutch
                                            President

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