Form 10-K
period 2005-03-31
CENTURY PACIFIC HOUSING FUND I
filed 2006-02-13
CIK 809034

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2005

                        COMMISSION FILE NUMBER 033-11194

                         CENTURY PACIFIC HOUSING FUND-I

                        A CALIFORNIA LIMITED PARTNERSHIP

                  I.R.S. EMPLOYER IDENTIFICATION NO. 95-3938971

                        1 E. Stow Road, Marlton, NJ 08053

                  REGISTRANT'S TELEPHONE NUMBER: (856) 596-3008

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


3        ITEM 1   BUSINESS

4        ITEM 2   PROPERTIES

6        ITEM 3   LEGAL PROCEEDINGS

6        ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

6        ITEM 5   MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS

6        ITEM 6   SELECTED FINANCIAL DATA

7        ITEM 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITIONS AND RESULTS OF OPERATIONS

11       ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

11       ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

11       ITEM 9   CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE

12       ITEM 9a  CONTROLS AND PROCEDURES

12       ITEM 9b  OTHER INFORMATION

PART III

12       ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

13       ITEM 11  EXECUTIVE COMPENSATION

13       ITEM 12  PARTNERSHIP INTEREST OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT

14       ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

14       ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV

15       ITEM 15  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                  ON FORM 8-K

16                SIGNATURES

                                    PART I

ITEM 1.  BUSINESS

Century Pacific Housing Fund-I (the Partnership) was formed on October 6, 1986 as a limited partnership under the laws of the State of California to invest in multi-family housing developments. The Partnership's business is to invest primarily in other limited partnerships (Operating Partnerships) that are organized for the purpose of either constructing or acquiring and operating existing affordable multi-family rental apartments that are eligible for the Low-Income Housing Tax Credit, or to a lesser extent, the Rehabilitation Tax Credit, both enacted by the Tax Reform Act of 1986 (sometimes referred to as Credits or Tax Credits). The Partnership invested in 21 properties (the properties), 9 of which are still owned at March 31, 2005. Each of the properties qualifies for the Low-Income Housing Tax Credit, and one property, a historic structure, qualifies for the Rehabilitation Tax Credit. All of these properties receive one or more forms of assistance from federal, state or local governments. A summary of the Partnership's objectives and a summary of the Tax Credits are provided in the Prospectus under "Investment Objectives and Policies" and "Federal Income Tax Aspects" on pages 45 and 79, respectively, and are incorporated herein by reference.

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

Each of the Operating Partnerships receives rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"). The subsidy agreements expire at various times during and after the 15-year compliance period of the Operating Partnerships. The United States Department of Housing and Urban Development ("HUD") has issued a notice implementing provisions to renew expiring Section 8 contracts as requested by an owner, for an additional one year term at current rent levels. As of May 25, 2005, six of the Operating Partnerships' Section 8 contracts are due to expire in 2005. At the present time, the Partnership cannot reasonably predict legislative initiatives and government budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Operating Partnerships receiving such subsidy or similar subsidies.

Employees

The Partnership does not employ any persons. Alternatively, the Partnership reimburses an affiliate for overhead allocation consisting primarily of payroll costs.

ITEM 2.  PROPERTIES

As of March 31, 2005, the Partnership had acquired equity interests in the Operating Partnerships set forth in the table below. Each of the properties acquired by the Operating Partnerships receives benefits under government assistance programs. The table set forth below summarizes the properties acquired, and the purchase price, encumbrances and the government assistance programs benefiting each property. Further information concerning these Properties may be found in Supplement No. 3 to the Prospectus, pages 4 through 66, which information is incorporated herein by reference and is summarized below.

Property                     Average
Name                        Occupancy      Initial        Initial                                                  Government
Location                    Calendar       Purchase      Cash Down      Mortgage     Residual         Other        Assistance
Rental Units                Year 2004       Price         Payment        Assumed       Note           Notes         Program
-------------------------- ------------ -------------- ------------- ------------- --------------- -------------- -------------
Century Pacific                92%       $5,700,000     $  400,196    $ 1,661,507   $ 8,129,339     $264,703      Section 236
Housing Partnership V-
(CPHP-V)- Jaycee Towers
Dayton, Ohio
204 residential units

CPHP - XVIII                   76%        6,727,500        409,094      2,361,261     8,895,378      556,438      Section 236
Ascension Towers
Memphis, TN
197 residential units

Coleman Manor                  95%        3,990,000 (1)  1,625,000      2,088,887           -         40,000      221(d)(3)

Associates Limited                                                                                                Section 8
Partnership
Baltimore, MD
50 residential units

CPHP - XX                      93%        2,200,000        191,000        638,835     3,301,329            -      Section 236
Holiday Heights                                                                                                   Section 8
Fort Worth, TX
100 residential units

CPHP - XXII                    98%        4,732,000        593,000      1,064,038     7,387,862      221,500 (2)  Section 236
Harriet Tubman Terrace                                                                                            Section 8
Berkeley, CA
91 residential units

CPHP - I - Charter            100%        2,146,460        196,000        618,229     1,899,334            -      Section 236
House
Dothan, AL
100 residential units

CPHP - VII - Gulfway           85%        5,700,000        683,000      2,001,225     5,226,658      287,806      Section 236
Terrace                                                                                                           Section 8
New Orleans, LA
206 residential units

CPHP  -IX - Windridge          96%        3,500,000        382,000      2,987,009       990,901       71,294      Section 221(d)(3)
Wichita, KS                                                                                                       Section 8
136 residential units                                                                                             Flexible
                                                                                                                  Subsidy Loan

CPHP - X - Bergen Circle       96%       12,261,000      1,768,000      4,841,673    13,209,816      913,147      Section 236
Springfield, MA                                                                                                   Section 8
201 residential units

                                        --------------------------------------------------------------------
                                        $46,956,960     $6,247,290    $18,262,664   $49,040,617   $2,354,888
                                        ====================================================================

(1)     This amount represents the development cost and not the purchase price.

(2) This total includes a flex subsidy loan in the amount of $185,000 and the assumption of a prior residual note in the amount of $200,000.

ITEM 3.  LEGAL PROCEEDINGS

Operating Partnerships - Ascension Towers
-----------------------------------------
In May 2005, HUD initiated foreclosure proceedings against an Operating Partnership, Ascension Towers, in which the Partnership has an equity investment. The proceedings resulted from the Operating Partnership defaulting on its HUD-insured non-recourse mortgage in March 2005. As a result, if HUD is successful in the foreclosure proceedings, the Operating Partnership would transfer the real property it owns to HUD. Management of this Operating Partnership is attempting to sell the property before foreclosure. At this time, the outcome of the proceeding cannot be predicted.

Other
-----
There are no pending legal proceedings against the Partnership or any other Operating Partnership in which the Partnership has an investment as of the date of this report.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no submissions of matters to a vote of security holders during the year ended March 31, 2005.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS

There is presently no public market for the Units of limited partnership interests (the Units), and it is unlikely that any public market for the Units will develop. See the Prospectus under "Transferability of Interests" on pages 29 and 72 of the Prospectus, which information is incorporated herein by reference. The number of owners of Units as of September 12, 2005 was approximately 2,092, holding 22,315 units.

As of September 12, 2005 there were no cash distributions.


ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data set forth below, insofar as they relate to each of the three years ended March 31, 2005, and as of March 31, 2005 and 2004, are derived from, and are qualified by reference to, our audited financial statements included herein and should be read in conjunction with those financial statements and the notes thereto. The selected financial data as of March 31, 2003, 2002 and 2001 and for the years ended March 31, 2002 and 2001 are derived from audited financial statements not included herein. Results for past periods are not necessarily indicative of results that may be expected for future periods.


                                                YEAR ENDED MARCH 31,
                    ---------------------------------------------------------------------
OPERATIONS              2005           2004           2003           2002           2001
                    ---------      ---------      ---------      ---------      ---------
Revenues            $      --      $      --      $      --      $     400     $     800
Operating
 Expenses             (60,000)       (60,000)       (65,623)       (80,379)      (69,421)

Equity in Net
 Losses of
 Operating
 Partnerships              --             --             --             --       (15,633)
                    ---------      ---------      ---------       ---------    ---------
Net Loss            $ (60,000)     $ (60,000)     $ (65,623)      $ (79,979)   $ (84,254)
                    =========      =========      =========       =========    =========
Net Loss per
 Unit of
 Limited
 Partnership
 Interest           $   (2.69)     $   (2.69)     $   (2.94)     $      (4)    $      (4)
                    =========      =========      =========      =========     =========

                                              MARCH 31,
                    ---------------------------------------------------------------------
                       2005           2004           2003           2002           2001
                    ---------       ---------      ---------      ---------     ---------
FINANCIAL POSITION
Total
Assets              $   4,934       $   4,934      $   4,934      $   5,503     $   9,619
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

As of March 31, 2005, the Partnership's portfolio consists of 9 properties. The properties are located in 9 states and contain 1,285 residential units. The average occupancy level for all properties at December 31, 2004 was approximately 92% and most properties generated sufficient revenue to cover operating costs, debt service, and the funding of reserves. For a summary of the combined financial status of the Operating Partnerships and the properties, see the financial information contained under Item 15.

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

Contractual Obligations

The Operating Partnerships' contractual cash obligations and other commercial commitments at March 31, 2005 are summarized in the following table:

                                           LESS THAN                                                      AFTER
                        TOTAL               1 YEAR             1-3 YEARS           4-5 YEARS             5 YEARS
                  ------------------    ----------------    ----------------    ----------------    ------------------
Mortgage
Payable              $18,262,664           $  908,256          $1,990,011          $2,295,550          $13,068,847
                  ==================    ================    ================    ================    ==================

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

Results of Operations

2005 Compared to 2004

For the fiscal year ended March 31, 2005, the Partnership recorded a $60,000 net loss, consistent with the prior fiscal year. Overhead expenses remained constant.

In accordance with the equity method of accounting for limited partnership interests, the Partnership does not recognize losses from investment properties when losses exceed the Partnership's equity method basis in these properties. All of the Partnership's investments have an equity method basis of zero at March 31, 2005.

Combined rental revenue of the Operating Partnerships decreased by approximately $736,000 during the calendar year, due primarily to the sales of four properties during the year. Of the nine remaining properties, combined rental revenues increased approximately 2.2% from 2003 to 2004. The average occupancy level, in total, remained relatively constant in the Operating Partnerships. The combined total expenses of the Operating Partnerships decreased by approximately $1,029,000 in the current year again due primarily to the sales of four properties during 2004. However, expenses of the nine remaining properties increased approximately 5.5% due primarily to increases in interest expense, utilities, and repairs and maintenance.

The majority of the properties owned by the Operating Partnerships are in a position of functional obsolescence and need substantial rehabilitation. The Operating Partnerships do not have the funds to address the growing deferred maintenance. Infusion of capital is necessary to keep the projects viable and maintain them as decent, safe and quality housing. Refinancing is not an option due to the indebtedness on the properties surpassing their fair market value.

As a result of the above, in 2004, the Operating Partnerships sold the following properties:

                                                                                        BASIS
                                                                                          OF                          CANCELLATION
       OPERATING            PROJECT                      DATE          SELLING          ASSET            GAIN/           OF DEBT
      PARTNERSHIP            NAME         LOCATION       SOLD           PRICE            SOLD           (LOSS)           INCOME
------------------------ -------------- ------------- ------------ ---------------- --------------- ---------------- --------------
Century Pacific
Housing                  Sunset         Denver,
Partnership II           Park           CO             08/30/04       $8,300,000       $4,301,705      $3,998,295      $2,943,232

Century Pacific                         Virginia
Housing                  Atlantis       Beach,
Partnership XIII         Apartments     VA             06/30/04       $8,400,000       $4,602,331      $3,797,669      $2,024,100

Century Pacific                         Oklahoma
Housing                  Rockwell       City,
Partnership XVI          Villa          OK             12/23/04       $1,100,000       $1,139,668      $  (39,668)     $1,448,406

Century Pacific                         Oklahoma
Housing                  London         City,
Partnership XVII         Square         OK             12/23/04       $3,900,000       $2,780,690      $1,119,310      $2,765,936

2004 Compared to 2003

For the fiscal year ended March 31, 2004, the Partnership recorded a net loss of approximately $60,000, as compared to a net loss of approximately $66,000 for the prior fiscal year. The decrease in net loss is the result of a decrease in the Partnership's general and administrative expenses.

In accordance with the equity method of accounting for limited partnership interests, the Partnership does not recognize losses from investment properties when losses exceed the Partnership's equity method basis in these properties. All of the Partnership's investments have an equity method basis of zero at March 31, 2004.

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

The majority of the properties owned by the Operating Partnerships are in a position of functional obsolescence and need substantial rehabilitation. The Operating Partnerships do not have the funds to address the growing deferred maintenance. Infusion of capital is necessary to keep the projects viable and maintain them as decent, safe and quality housing. Refinancing is not an option due to the indebtedness on the properties surpassing their fair market value.

As a result of the above, in 2003, the Operating Partnerships sold the following property:

                                                                                     BASIS
                                                                                      OF                       CANCELLATION
       OPERATING            PROJECT                       DATE        SELLING        ASSET                        OF DEBT
      PARTNERSHIP             NAME        LOCATION        SOLD         PRICE         SOLD          GAIN           INCOME
------------------------ --------------- ------------ ------------- ------------- ------------- -------------- --------------
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

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 28, 2004, the prior auditors, Rubin Brown, Gornstein & Co., LLP ("Rubin") were dismissed as auditors for the Partnership. The decision to change accountants was approved by the general partners of the Partnership. Rubin's report on the Partnership's financial statements for the year ended March 31, 2003 contained a modification as to uncertainty of the Partnership to continue as a going concern. Rubin's report on the above mentioned financial statements contained no adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles, other than those previously discussed.

Effective July 28, 2004, the Partnership engaged Asher & Company, Ltd. (Asher) to perform the audit of the Partnership's financial statements as of and for the years ended March 31, 2005 and March 31, 2004.

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

ITEM 9b.  OTHER INFORMATION

None.
                                    PART III

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

Following is biographical information on Mr. Deutch and the Executive Officer of
CPCC:

IRWIN JAY DEUTCH

Irwin Jay Deutch, age 64, is Chairman of the Board, President, and Chief Executive Officer of Century Pacific Realty Corporation (CPRC), a general partner of the Operating Partnerships that own the Properties in which CPHF-I has invested, and its Affiliates. Mr. Deutch has been involved with low-income housing investments since 1968. He is the individual general partner in 62 private limited partnerships and two public limited partnerships investing in

209 properties, including 196 multifamily properties with 33,700 apartment units, 10 commercial projects, and 3 hotel properties. Fifty-eight of the 62 private limited partnerships have invested in affordable housing. In his capacity as general partner and officer of CPRC, he oversees the management of these partnerships and assumes overall responsibility for the development, direction, and operation of all affiliated CPRC companies. Mr. Deutch is recognized as an expert in the field of affordable housing and frequently addresses professional groups on topics of real estate investment, syndication, tax law, and the Low-Income Housing Tax Credit program.

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

KEY OFFICERS OF CPCC AND AFFILIATES

JAMES V. BLEILER

Mr. Bleiler is chief financial officer of Century Pacific Realty Corporation. He previously was a Senior Auditor for Arthur Anderson & Company, Controller for Atlantic Aviation Corporation and Assistant Controller for Provident National Bank. He has over 37 years of diversified experience in real estate accounting and commercial banking. Mr. Bleiler holds a Bachelor of Science degree in Accounting from Widener University, and is a Certified Public Accountant.

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

During the fiscal years ended March 31, 2005, 2004 and 2003, CPCC, a general partner of the Partnership, and CPRC, a general partner of the Operating Partnerships, earned $199,607, $229,170, and $497,467, respectively, in compensation from the Operating Partnerships and $60,000 was accrued for each fiscal year for the reimbursement for overhead allocation from Century Pacific Equity Corporation (CPEC). During the fiscal year 2005, the general partners received no payments from the Operating Partnerships.

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

Four of the properties were sold out of the Operating Partnerships in 2002 through a two-step process which involved a sale to a related partnership, and then a sale of the partnership interests to a third party. The four properties are Castle Gardens, Continental Terrace, Kings Row and Yale Village (the "Texas Properties"). Specifically, each of the Texas Properties was sold to Century Pacific-formed partnerships ("interim buyers") which held title to those properties as of March 31, 2003. Subsequently, the partnership interests in the newly formed partnerships were sold to a third-party buyer in 2004. The sales prices of these properties were established based upon an independent market valuation performed by the accounting firm of Novogradac & Company.

In addition, as of March 31, 2005, the third-party buyer had entered into a conditional contract to acquire CPEC, CPCC, CPRC, and their affiliated companies and partnerships from Deutch's family trust. As of March 31, 2005, these acquisitions had not yet occurred, but are anticipated to occur in 2006.

ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         a. AUDIT FEES. The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Partnership's annual financial statements and review of the financial statements included in the Partnership's Forms 10-Q, or services that are normally provided by the accountant in connection with the statutory and regulatory filings or engagements for such two fiscal years, amounted to $12,000 in 2005 and $12,000 in 2004.

         b. AUDIT RELATED FEES. There were no fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for assurance and related services by the principal accountant that were reasonably related to the performance of the audit or review of the Partnership's financial statements.

         c. TAX FEES. There were no fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning services.

         d. ALL OTHER FEES. There were no fees billed in each of the last two fiscal years for products and services provided by the principal accountant other than the services reported in the three preceding paragraphs.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Exhibits and Financial Statement Schedules

  (1) Financial Statements:

         F-1 Report of Independent Registered Public Accounting Firm as of March 31, 2005 and 2004

         F-2 Report of Independent Registered Public Accounting Firm as of March 31, 2003

         F-3      Balance Sheets as of March 31, 2005 and 2004

         F-4 Statements of Operations for the Years Ended March 31, 2005, 2004 and 2003

         F-5 Statements of Partners' Deficit for the Years Ended March 31, 2005, 2004 and 2003

         F-6 Statements of Cash Flows for the Years Ended March 31, 2005, 2004 and 2003

         F-7      Notes to Financial Statements

                  Financial Statement Schedules:

         F-15 Schedule III - Real Estate and Accumulated Depreciation of Operating Partnerships in which CPHF-I has Limited Partnership interests

         F-17 Notes to Schedule III - Real Estate and Accumulated Depreciation of Operating Partnerships in which CPHF-I has Limited Partnership Interests

         F-19 Schedule IV - Mortgage Loans on Real Estate of Operating Partnerships in which CPHF-I has Limited Partnership Interests

         F-21 Notes to Schedule IV - Mortgage Loans on Real Estate of Operating Partnerships in which CPHF-I has Limited Partnership Interests

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


(d)      Financial Statement Schedule
         Not applicable

         *  Filed herewith

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Partners
Century Pacific Housing Fund - I

We have audited the accompanying balance sheets of Century Pacific Housing Fund
- I as of March 31, 2005 and 2004, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Century Pacific Housing Fund - I as of March 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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


Philadelphia, PA
May 24, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Partners
Century Pacific Housing Fund - I

We have audited the accompanying balance sheet of Century Pacific Housing Fund - I as of March 31, 2003, and the related statements of operations, partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Century Pacific Housing Fund - I as of March 31, 2003, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

                                    /s/ RUBIN, BROWN, GORNSTEIN & CO. LLP
St. Louis, Missouri
June 20, 2003

                         CENTURY PACIFIC HOUSING FUND-I
                                 BALANCE SHEETS
                                     ASSETS

                                                                       MARCH 31,
                                                               --------------------------
                                                                   2005           2004
                                                               -----------    -----------
Cash                                                           $        --    $        --
Receivable from related parties (Note 4)                             4,934          4,934
Investments in Operating Partnerships (Notes 1 and 5)                   --             --
                                                               -----------    -----------
         TOTAL ASSETS                                          $     4,934    $     4,934
                                                               ===========    ===========

                   LIABILITIES AND PARTNERS' DEFICIT

Accounts payable and accrued expenses                          $    10,800    $    10,800
Advance from affiliate (Note 4)                                     62,455         62,455
Payable to related parties (Note 4)                              1,264,072      1,204,072
                                                               -----------    -----------
      TOTAL LIABILITIES                                          1,337,327      1,277,327
                                                               -----------    -----------
COMMITMENTS AND CONTINGENCIES (NOTE 6)                                  --             --
                                                               -----------    -----------
PARTNERS' DEFICIT
   General partners                                               (405,370)      (404,170)
   Limited partners, $1,000 stated value per unit,
    50,000 units authorized, 22,315 units issued
    and outstanding (Note 2)                                      (927,023)      (868,223)
                                                               -----------    -----------
      TOTAL PARTNERS' DEFICIT                                   (1,332,393)    (1,272,393)
                                                               -----------    -----------
                                                               $     4,934    $     4,934
                                                               ===========    ===========

                 See accompanying notes to financial statements.

                         CENTURY PACIFIC HOUSING FUND-I
                            STATEMENTS OF OPERATIONS

                                                     FOR THE YEARS ENDED MARCH 31,
                                             --------------------------------------------
                                                 2005            2004            2003
                                             ------------    ------------    ------------
REVENUES
    Transfer fees                            $        --     $        --      $      400
                                              ------------    ------------    ------------
EXPENSES
    Allocated overhead expenses -
      affiliate (Note 4)                          60,000          60,000          60,000
    Other general and administrative                  --              --           5,623
                                             ------------    ------------    ------------
        TOTAL EXPENSES                            60,000          60,000          65,623
                                             ------------    ------------    ------------
LOSS BEFORE EQUITY IN NET LOSSES OF
    OPERATING PARTNERSHIPS                       (60,000)        (60,000)        (65,623)
EQUITY IN NET LOSSES OF OPERATING
    PARTNERSHIPS (NOTE 5)                             --              --              --
                                             ------------    ------------    ------------
NET LOSS                                     $   (60,000)    $   (60,000)    $   (65,623)
                                             ============    ============    ============
ALLOCATION OF NET LOSS
    General partners                         $    (1,200)    $    (1,200)    $    (1,312)
    Limited partners                             (58,800)        (58,800)        (64,311)
                                             ------------    ------------    ------------
                                             $   (60,000)    $   (60,000)    $   (65,623)
                                             ============    ============    ============

NET LOSS PER UNIT OF LIMITED
    PARTNERSHIP INTEREST (NOTE 1)            $     (2.69)    $     (2.69)    $     (2.94)
                                             ============    ============    ============
AVERAGE NUMBER OF OUTSTANDING UNITS               22,315          22,315          22,315
                                             ============    ============    ============


                 See accompanying notes to financial statements.

                         CENTURY PACIFIC HOUSING FUND-I
                         STATEMENTS OF PARTNERS' DEFICIT
               FOR THE YEARS ENDED MARCH 31, 2005, 2004, AND 2003

                                    GENERAL          LIMITED
                                    PARTNERS         PARTNERS          TOTAL
                                 ------------     ------------     ------------
PARTNERS' DEFICIT -
 APRIL 1, 2002                  $   (401,658)    $   (745,112)    $ (1,146,770)

NET LOSS                              (1,312)         (64,311)         (65,623)
                                 ------------     ------------     ------------
PARTNERS' EQUITY DEFICIT -
 MARCH 31, 2003                     (402,970)        (809,423)      (1,212,393)

NET LOSS                              (1,200)         (58,800)         (60,000)
                                 ------------     ------------     ------------
PARTNERS' EQUITY DEFICIT -
 MARCH 31, 2004                     (404,170)        (868,223)      (1,272,393)

NET LOSS                              (1,200)         (58,800)         (60,000)
                                 ------------     ------------     ------------
PARTNERS' EQUITY DEFICIT -
 MARCH 31, 2005                 $   (405,370)    $   (927,023)    $ (1,332,393)
                                 ============     ============     ============
PERCENTAGE INTEREST -
 MARCH 31, 2005                            2%              98%             100%
                                 ============     ============     ============

                 See accompanying notes to financial statements.

                         CENTURY PACIFIC HOUSING FUND-I
                            STATEMENTS OF CASH FLOWS


                                                      FOR THE YEARS ENDED MARCH 31,
                                                  2005            2004            2003
                                              ------------    ------------    ------------
 CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                    $    (60,000)   $    (60,000)   $    (65,623)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
      Increase (decrease) in accounts
        payable and accrued expenses                    --              --           1,515
      Increase in payable to related
        parties                                     60,000          60,000          63,539
                                              ------------    ------------    ------------

NET CASH USED IN OPERATING ACTIVITIES                   --              --            (569)
                                              ------------    ------------    ------------
NET DECREASE IN CASH                                    --              --            (569)

CASH - BEGINNING OF PERIOD                              --              --             569
                                              ------------    ------------    ------------

CASH - END OF PERIOD                          $         --    $         --    $        --
                                              ============    ============    ============


                 See accompanying notes to financial statements.

                         CENTURY PACIFIC HOUSING FUND-I
                          NOTES TO FINANCIAL STATEMENTS
                          MARCH 31, 2005, 2004 AND 2003

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF ACCOUNTING

         The Partnership maintains its financial records on the tax basis. Memorandum entries, while not recorded in the records of the Partnership, have been made in order to prepare the financial statements in accordance with accounting principles generally accepted in the United States of America.

         The Partnership fiscal year end is March 31 for financial reporting purposes. Accordingly, the Partnership's quarterly periods end June 30, September 30 and December 31. The Operating Partnerships, for financial reporting purposes, have a calendar year. The Partnership, as well as the Operating Partnerships, has a calendar year for income tax purposes.

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

2.       OPERATIONS

         Century Pacific Housing Fund-I, a California limited partnership, (the Partnership), was formed on October 6, 1986 for the purpose of raising capital by offering and selling limited partnership interests and then acquiring limited partnership interests in 21 limited partnerships (the Operating Partnerships), which acquired and operated 21 multi-family residential apartment properties (the properties). As of March 31, 2005, the Operating Partnerships still own 9 of these properties.

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

                         CENTURY PACIFIC HOUSING FUND-I
                    Notes to Financial Statements (Continued)


3.       GOING CONCERN

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Partnership as a going concern. The Partnership's Operating Partnerships have not achieved the operating results required to provide the Partnership with sufficient cash distributions to fund the Partnership's administrative costs. Additionally, as of March 31, 2005, the Partnership has incurred allocated losses from all of its Operating Partnerships to the extent of the Partnership's cash contributions. As a result of the foregoing, the Partnership is dependent upon the general partners and affiliates for continued financial support.

         The auditors' reports on five of the Operating Partnerships' financial statements contained an explanatory paragraph relating to a going concern issue, four of which concerned the maturity of purchase notes for which the Operating Partnerships will not be able to satisfy the obligations. The fifth going concern issue related to substantial operating losses suffered by the Operating Partnership.

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

         The general partners and affiliates earned the following fees for services provided to the Partnership and were entitled to reimbursement for costs incurred by the general partners and affiliates on behalf of the Partnership and the Operating Partnerships for the years ended March 31, 2005, 2004 and 2003 as follows:

                                                                        2005              2004             2003
                                                                   --------------    -------------    --------------
              Reimbursement for overhead allocated from
                   Century Pacific Equity Corporation (CPEC)       $       60,000    $      60,000    $       60,000
                                                                   --------------    -------------    --------------



              Supervisory management fee (CPCC and CPRC)           $       47,903    $      65,178    $      142,220
              Partnership management fee (CPCC and CPRC)                  151,704          163,992           355,247
                                                                   --------------    -------------    --------------
                                                                          199,607          229,170           497,467
                                                                   --------------    -------------    --------------

                                                                   $      259,607    $     289,170    $      557,467
                                                                   ==============    =============    ==============

         At March 31, 2005 and 2004, payable to related parties totaling $1,264,072 and $1,204,072, respectively, consists of fees and certain general and administrative costs accrued as an unsecured non-interest bearing payable by the Partnership to the general partners and affiliates. Such fees and allocated costs have been deferred until the Partnership has sufficient cash to pay them.

         Receivable from related parties of $4,934 at March 31, 2005 and 2004 represents unsecured cash advances to several of the Operating Partnerships.

         At March 31, 2005 and 2004, CPRC was owed $62,455 for unsecured non-interest bearing, demand cash advances to the Partnership.

         The general partners may advance funds to the Partnership to fund operating deficits, but are not obligated to do so. Such advances shall be evidenced by a promissory note of a term no more than 12 months in length and at a rate of interest no lower than the prime rate. All such loans shall be repaid prior to any distributions of net cash flow. At March 31, 2005 and 2004, the Partnership had no outstanding advances due to the general partners.

                         CENTURY PACIFIC HOUSING FUND-I
                    Notes to Financial Statements (Continued)


5.       INVESTMENTS IN LIMITED PARTNERSHIPS

         At March 31, 2005, 2004, and 2003 the Partnership owned limited partnership interests in 9, 13, and 14 Operating Partnerships, respectively. At March 31, 2005 and 2004, the Operating Partnerships had investments in 9 and 13 multi-family rental properties, respectively.

         The Partnership's equity in net operating losses in these Operating Partnerships has exceeded the investment balance. Consequently, the investment balances have been reduced to zero in accordance with the equity method of accounting.

         Summarized combined balance sheets as of December 31, 2004 and 2003 and statements of operations for the three years ended December 31, 2004 of the aforementioned Operating Partnerships are as follows:

                         CENTURY PACIFIC HOUSING FUND I
                             COMBINED BALANCE SHEETS
                                     ASSETS

                                                         2004                   2003
                                                     -------------          -------------
Cash                                                  $   477,773            $ 1,214,875
Reserve for replacements                                1,449,989              2,401,190
Land and buildings                                     21,282,002             31,995,190
Other assets                                            1,293,298              2,301,586
                                                     ------------           ------------
                                                      $24,503,062            $37,912,841
                                                     ============           ============

                       LIABILITIES AND PARTNERS' DEFICIT

Notes payable                                         $69,658,169            $95,439,666
Other liabilities                                       3,330,287              6,119,414
                                                     ------------           ------------
                                                       72,988,456            101,559,080
Partners' deficit                                     (48,485,394)           (63,646,239)
                                                     ------------           ------------
                                                      $24,503,062            $37,912,841
                                                     ============           ============

                         CENTURY PACIFIC HOUSING FUND-I
                    Notes to Financial Statements (Continued)

                        COMBINED STATEMENTS OF OPERATIONS

                                                            2004                2003                  2002
                                                       --------------       -------------        -------------
REVENUES
   Rental income                                         10,235,954           10,971,490           16,439,759
   Other income                                             306,092              512,719              505,106
                                                       ------------         ------------         ------------
         TOTAL REVENUES                                  10,542,046           11,484,209           16,944,865

EXPENSES
   Utilities                                              1,711,524            1,810,426            2,589,173
   Repairs and maintenance                                2,616,958            3,292,371            4,088,639
   Management fees                                          791,391              862,216            1,754,513
   Other operating expense                                4,780,676            3,956,008            6,334,058
   Interest                                               4,829,705            5,384,436            6,488,810
   Depreciation and amortization                          2,269,079            2,722,856            3,656,439
                                                       ------------         ------------         ------------
         TOTAL EXPENSES                                  16,999,333           18,028,313           24,911,632
                                                       ------------         ------------         ------------

OTHER INCOME
   Cancellation of debt income                           10,328,450            1,145,216           18,416,317
   Net gain on sales of assets                            8,875,606               71,929           12,366,376
                                                       ------------         ------------         ------------
                                                         19,204,056            1,217,145           30,782,693
                                                       ------------         ------------         ------------

NET INCOME/(LOSS)                                        12,746,769           (5,326,959)          22,815,926
                                                       ============         ============         ============

ALLOCATION OF INCOME/(LOSS)
   Century Pacific Housing Fund - I                     $12,491,834          $(5,220,420)         $22,359,607
   General partners and other
      limited partners                                      254,935             (106,539)             456,319
                                                       ------------         ------------         ------------
                                                        $12,746,769          $(5,326,959)         $22,815,926
                                                       ============         ============         ============

In 2004, the Operating Partnerships sold the following properties:

                                                                                                             CANCELLATION
       OPERATING           PROJECT                    DATE        SELLING        BASIS OF         GAIN/         OF DEBT
      PARTNERSHIP            NAME       LOCATION      SOLD         PRICE        ASSET SOLD       (LOSS)         INCOME
------------------------ ------------- ----------- ----------- -------------- --------------- -------------- --------------
Century Pacific
Housing                  Sunset        Denver,
Partnership II           Park          CO           08/30/04    $8,300,000      $4,301,705     $3,998,295     $2,943,232

Century Pacific                        Virginia
Housing Part-            Atlantis      Beach,
nership XIII             Apartments    VA           06/30/04     8,400,000      $4,602,331     $3,797,669     $2,024,100

Century Pacific                        Oklahoma
Housing                  Rockwell      City,
Partnership XVI          Villa         OK           12/23/04    $1,100,000      $1,139,668       $(39,668)    $1,448,406

Century Pacific                        Oklahoma
Housing                  London        City,
Partnership XVII         Square        OK           12/23/04    $3,900,000      $2,780,690     $1,119,310     $2,765,936

                         CENTURY PACIFIC HOUSING FUND-I
                    Notes to Financial Statements (Continued)

In 2003, the Operating Partnerships sold the following property:

                                                                                                                  CANCELLATION
   OPERATING                  PROJECT                     DATE        SELLING        BASIS OF                       OF DEBT
  PARTNERSHIP                  NAME       LOCATION        SOLD         PRICE        ASSET SOLD        GAIN           INCOME
------------------------- -------------- ------------- ------------ -------------- --------------- ------------- ---------------
Century Pacific
Housing
Partnership               Sunset         Newton
VIII                      Townhouses     KS             12/19/03     $728,008       $656,079        $71,929      $1,145,216

This property was sold at its fair market value, which was less than the existing debt on the property.

6.       COMMITMENTS AND CONTINGENCIES

         The rents of the Operating Partnerships, all of which receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8") are subject to specific laws, regulations, and agreements with federal and state agencies. The subsidy agreements expire at various times during and after the 15-year compliance period of the Operating Partnerships. The United States Department of Housing and Urban Development ("HUD") has issued a notice implementing provisions to renew Section 8 contracts expiring during HUD's fiscal year 2005, where requested by an owner, for an additional one-year term at current rent levels.

         As of March 31, 2005, six of the Operating Partnerships' Section 8 contracts will expire during 2005. At the present time, the Partnership cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Operating Partnerships receiving such subsidy or similar subsidies.

7.       FAIR VALUE OF FINANCIAL INSTRUMENTS

         It is not possible to estimate the fair value of related party receivables, advance from affiliate or payable to related parties since such amounts result from related party transactions, the terms of which may not be available from other sources.

                         CENTURY PACIFIC HOUSING FUND-I
                    Notes to Financial Statements (Continued)

8.       QUARTERLY FINANCIAL DATA (UNAUDITED)

         The Partnership's unaudited quarterly financial information is as follows:

                                                            Net Loss Per Unit of
         Quarter Ended                      Net Loss     Limited Partnership Interest
         -------------                      --------     ----------------------------
         June 30, 2004                     $(15,000)           $(0.67)
         September 30, 2004                $(15,000)           $(0.67)
         December 30, 2004                 $(15,000)           $(0.67)
         March 31, 2005                    $(15,000)           $(0.67)

         Quarter Ended
         -------------
         June 30, 2003                     $(15,000)           $(0.67)
         September 30, 2003                $(15,000)           $(0.67)
         December 30, 2003                 $(15,000)           $(0.67)
         March 31, 2004                    $(15,000)           $(0.67)

9.       SUBSEQUENT EVENTS

         In May 2005, an Operating Partnership, Harriet Tubman, located in Berkeley, California sold the property for $6,650,937 for a gain of $4,672,293. There were no cash proceeds resulting from this sale.

         In March 2005, an Operating Partnership, Ascension Towers, located in Memphis, Tennessee, defaulted on its HUD-insured non-recourse mortgage. In May 2005, this mortgage was assigned to HUD who intends to foreclose upon the property. Management is actively pursuing the sale of the property in early 2006.

                                                                    Schedule III
                                                                    Page 1 Of 2

                         CENTURY PACIFIC HOUSING FUND-I
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF OPERATING
         PARTNERSHIPS IN WHICH CPHF-I HAS LIMITED PARTNERSHIP INTERESTS
                                DECEMBER 31, 2004


                                                      INITIAL COST TO           COST CAPITALIZED (DISPOSED OF)
                                                   OPERATING PARTNERSHIP           SUBSEQUENT TO ACQUISITION
                                              -------------------------------   ------------------------------
       DESCRIPTION           ENCUMBRANCES                      BUILDINGS AND                   BUILDINGS AND
           (1)                   (2)             LAND          IMPROVEMENTS        LAND         IMPROVEMENTS
       ------------          ------------    -----------      ---------------   ---------     ----------------
Century Pacific Housing
Partnership I (CPHP-I) -
Charter House
Dothan, Alabama             $ 2,517,563       $ 179,578       $ 1,918,124        $     -        $   240,060

CPHP-VII
Gulfway Terrace
New Orleans, LA               7,515,689         270,343         5,429,657            237            424,680

CPHP-IX
Windridge
Wichita, Kansas               4,049,204         169,514         3,330,486            146            946,254

CPHP-X
Bergen Circle
Springfield, MA              18,964,636         901,206        11,359,794              -          1,826,857

CPHP-V
Jaycee Towers
Dayton, Ohio                 10,055,549         599,719         5,096,481              -            493,926

CPHP-XVIII
Ascension Towers
Memphis, Tennessee           11,813,077         176,341         6,551,159              -          1,091,778

Coleman Manor Associates
Limited Partnership
Coleman Manor
Baltimore, MD                 2,128,887          61,281         3,384,621              -            216,598

CPHP-XX
Holiday Heights
Fort Worth, TX                3,940,164         202,445         1,942,864         43,132            295,207

CPHP-XXII
Harriet Tubman
Berkeley, CA                  8,673,400         361,275         3,807,339          5,097            499,491
                           ------------      ----------      ------------       --------        -----------
                            $69,658,169      $2,921,702       $42,820,525       $ 48,612        $ 6,034,851
                           ============      ==========      ============       ========        ===========

                                                                    Schedule III
                                                                    Page 2 Of 2
                         CENTURY PACIFIC HOUSING FUND-I
       REAL ESTATE AND ACCUMULATED DEPRECIATION OF OPERATING PARTNERSHIPS
          IN WHICH CPHF-I HAS LIMITED PARTNERSHIP INTERESTS, continued
                                DECEMBER 31, 2004

                                                                                                                    LIFE ON WHICH
                                                                                                                    DEPRECIATION
                                                                                                                      IN LATEST
                                                                                                DATE                   INCOME
                                          GROSS AMOUNT AT WHICH               ACCUMULATED        OF       DATE        STATEMENT
                                        CARRIED AT CLOSE OF YEAR              DEPRECIATION     CNSTN     ACQUIRED    IS COMPUTED
                           ------------------------------------------------------------------ --------- --------- ----------------
       DESCRIPTION                           BUILDINGS AND                   BUILDINGS AND
           (1)                  LAND         IMPROVEMENTS         TOTAL      IMPROVEMENTS
       ------------        -----------      --------------     ----------   ---------------

Century Pacific Housing
Partnership I (CPHP-I) -
Charter House
Dothan, Alabama             $ 179,578       $ 2,158,184        $2,337,762      1,357,925        1972     Dec-87        27.5 YEARS

CPHP-VII
Gulfway Terrace
New Orleans, LA               270,580         5,854,337         6,124,917      3,948,493        1970     Dec-87       10-40 YEARS

CPHP-IX
Windridge
Wichita, Kansas               169,660         4,276,740         4,446,400      2,770,472        1969     Dec-87       10-40 YEARS

CPHP-X
Bergen Circle
Springfield, MA               901,206        13,186,651        14,087,857      8,229,472        1976     Dec-87       10-40 YEARS

CPHP-V
Jaycee Towers
Dayton, Ohio                  599,719         5,590,407         6,190,126      3,324,822        1970     Dec-88        27.5 YEARS

CPHP-XVIII
Ascension Towers
Memphis, Tennessee            176,341         7,642,937         7,819,278      4,635,567        1979     Aug-88        27.5 YEARS

Coleman Manor Associates
Limited Partnership
Coleman Manor
Baltimore, MD                  61,281         3,601,219         3,662,500      2,116,502        1903     Aug-88        27.5 YEARS

CPHP-XX
Holiday Heights
Fort Worth, TX                245,577         2,238,071         2,483,648      1,537,277        1972     Oct-88          32 YEARS

CPHP-XXII
Harriet Tubman
Berkeley, CA                  366,372         4,306,830         4,673,202      2,623,158        1975     Aug-88        27.5 YEARS
                           ----------       -----------       -----------    -----------
                           $2,970,314       $48,855,376       $51,825,690    $30,543,688
                           ==========       ===========       ===========    ===========

                         CENTURY PACIFIC HOUSING FUND-I
               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                 DEPRECIATION OF OPERATING PARTNERSHIPS IN WHICH
                    CPHF-I HAS LIMITED PARTNERSHIP INTERESTS
                                DECEMBER 31, 2004



NOTE 1 - DESCRIPTION OF PROPERTIES


The Properties held by the Operating Partnerships in which the Partnership has invested are housing projects, primarily for families and elderly or handicapped individuals of low and moderate income.


NOTE 2 - SCHEDULE OF ENCUMBRANCES

                                           Mortgage          Residual        Purchase         Other
                                             Notes             Note            Note           Notes            Total
                                        ------------------------------------------------------------------------------
CPHP-I Charter House                    $   618,229      $ 1,899,334        $    -        $      -        $ 2,517,563
CPHP-V Jaycee Towers                      1,661,507        8,129,339             -          264,703        10,055,549
CPHP-VII Gulfway Terrace                  2,001,225        5,226,658             -          287,806         7,515,689
CPHP-IX Windridge                         2,987,009          990,901             -           71,294         4,049,204
CPHP-X Bergen Circle                      4,841,673       13,209,816             -          913,147        18,964,636
CPHP-XVIII Ascension Towers               2,361,261        8,895,378             -          556,438        11,813,077
Coleman Manor Associates
  LP -Coleman Manor                       2,088,887               -              -           40,000         2,128,887
CPHP-XX Holiday Heights                     638,835        3,301,329             -               -          3,940,164
CPHP-XXII Harriet Tubman
  Terrace                                 1,064,038        7,387,862        221,500              -          8,673,400
                                        ------------------------------------------------------------------------------
                                        $18,262,664      $49,040,617       $221,500      $2,133,388       $69,658,169
                                        ==============================================================================

                         CENTURY PACIFIC HOUSING FUND-I
                     NOTES TO SCHEDULE III - REAL ESTATE AND
              ACCUMULATED DEPRECIATION OF OPERATING PARTNERSHIPS IN
                 WHICH CPHF-I HAS LIMITED PARTNERSHIP INTERESTS
                                DECEMBER 31, 2004

NOTE 3 - RECONCILIATION OF REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                             ACCUMULATED
                                              COST          DEPRECIATION
                                         --------------    --------------
Balance at December 31, 2001                110,171,240        57,607,796

Additions during year:
   Improvements                                 439,129                --
   Depreciation                                      --         2,696,180

Deductions during year:
   Cost of real estate sold                 (36,915,423)               --
   Accumulated depreciation of
     real estate sold                                --       (21,066,262)
                                           ------------     -------------
Balance at December 31, 2002                 73,694,946        39,237,714

Additions during year:
    Improvements                                681,543                --
    Depreciation                                     --         2,709,328

Deductions during year:
    Cost of real estate sold                 (1,322,852)               --
    Accumulated depreciation of
      real estate sold                               --          (888,595)
                                           ------------     -------------
Balance at December 31, 2003               $ 73,053,637     $  41,058,447

Additions during year:
    Improvements                                355,944                --
    Depreciation                                     --         2,259,733

Deductions during year:
    Cost of real estate sold                (21,583,891)               --
    Accumulated depreciation of
      real estate sold                               --       (12,744,492)
                                           ------------     -------------
Balance at December 31, 2004               $ 51,825,690     $  30,543,688
                                           ============     =============

                         CENTURY PACIFIC HOUSING FUND-I
                   MORTGAGE LOANS ON REAL ESTATE OF OPERATING
                        PARTNERSHIPS IN WHICH CPHF-I HAS
                          LIMITED PARTNERSHIP INTERESTS
                                DECEMBER 31, 2004
                                                                     Schedule IV
                                                                     Page 1 of 2

                                                                Monthly
                                                                Payments          Original
                                                 Final        to Maturity           Face            Carrying
                                 Interest      Maturity        (Net of HUD        Amount of          Amount of
Description (1)                    Rate          Date           Subsidy)           Mortgage        Mortgage (2)
-----------------------------------------------------------------------------------------------------------------
Century Pacific Housing
Partnership I (CPHP-I) -
Charter House                                     Mar
Dothan, Alabama                     7%           2013      $      8,238        $ 1,325,700        $   618,229

CPHP-VII
Gulfway Terrace                                  June
New Orleans, LA                     7%           2015             8,320          3,616,200          2,001,225

CPHP-IX
Windridge                                        July
Wichita, Kansas                   8.625%         2010            23,800          3,060,000          2,987,009

CPHP-X
Bergen Circle                                     Mar
Springfield, MA                    6.92%         2018             4,818          7,381,100          4,841,673

CPHP-V
Jaycee Towers                                    Sept
Dayton, Ohio                       8.5%          2012             7,701          3,361,200          1,661,507

CPHP-XVIII
Ascension Towers                                  May
Memphis, Tennessee                  7%           2015             9,671          4,290,000          2,361,261

Coleman Manor Associates, LP
Coleman Manor                                    July
Baltimore, MD                       10%          2029            12,545          2,365,000          2,088,887

CPHP-XX
Holiday Heights                                  April
Fort Worth, TX                      7%           2014             3,272          1,252,700            638,835

CPHP-XXII
Harriet Tubman                                    Oct
Berkeley, CA                        7%           2015             4,233          1,882,700          1,064,038
                                                           ---------------------------------------------------
                                                           $     82,598        $28,534,600        $18,262,664
                                                           ===================================================

                         CENTURY PACIFIC HOUSING FUND-I
                   MORTGAGE LOANS ON REAL ESTATE OF OPERATING
                        PARTNERSHIPS IN WHICH CPHF-I HAS
                    LIMITED PARTNERSHIP INTERESTS, continued
                                DECEMBER 31, 2004
                                                                     Schedule IV
                                                                     Page 2 Of 2

                                                              Monthly
                                                             Payments          Original
                                              Final        to Maturity           Face          Carrying
                               Interest      Maturity      (Net of HUD        Amount of        Amount of
Description (1)                  Rate          Date          Subsidy)          Mortgage       Mortgage (2)
-----------------------------------------------------------------------------------------------------------
Century Pacific Housing
Partnership I (CPHP-I) -
Charter House                                December
Dothan, Alabama                   (1)          2002             (1)          $   781,581        $1,899,334

CPHP-VII
Gulfway Terrace                              December
New Orleans, LA                   (1)          2002             (1)            1,255,000         5,226,658

CPHP-IX
Windridge                                    December
Wichita, Kansas                   (1)          2002             (1)            1,053,084           990,901

CPHP-X
Bergen Circle                                  July
Springfield, MA                   (1)          2013             (1)            3,547,072        13,209,816

CPHP-V
Jaycee Towers                                October
Dayton, Ohio                      (1)          2005             (1)            2,245,673         8,129,339

CPHP-XVIII
Ascension Towers                              August
Memphis, Tennessee                (1)          2003             (1)            2,404,667         8,895,378

Coleman Manor Associates, LP
Coleman Manor
Baltimore, MD                        -             -            (1)                    -                 -

CPHP-XX
Holiday Heights                               October
Fort Worth, TX                    (1)          2004             (1)              909,472         3,301,329

CPHP-XXII
Harriet Tubman                               December
Berkeley, CA                      (1)          2003             (1)            2,036,000         7,387,862
                                                                             -----------------------------
                                                                             $14,232,549       $49,040,617
                                                                             =============================

                                      F-20

                         CENTURY PACIFIC HOUSING FUND-I
                  NOTES TO SCHEDULE IV - MORTGAGE LOANS ON REAL
                    ESTATE OF OPERATING PARTNERSHIPS IN WHICH
                    CPHF-I HAS LIMITED PARTNERSHIP INTERESTS
                                DECEMBER 31, 2004


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

NOTE 2 - RECONCILIATION OF MORTGAGES AND RESIDUAL NOTES

                                                   MORTGAGE          RESIDUAL
                                                     LOANS             NOTES
                                                 ------------      ------------
         Balance at December 31, 2001              40,432,988       94,123,955
            Additions during year:
               Accrued interest                            --        6,839,025
            Deductions during year:
               Forgiveness of note                         --      (18,416,317)
               Note assumed in sale                (8,670,437)     (10,350,167)
               Payments                            (5,642,047)      (8,011,741)
                                                 ------------      ------------
         Balance at December 31, 2002              26,120,524       64,184,755
            Additions during year:
               Accrued interest                            --        4,787,190
            Deductions during year:
               Forgiveness of note                   (481,884)      (1,077,927)
               Payments                            (1,149,066)              --
                                                -------------      -----------
            Balance at December 31, 2003           24,489,574       67,894,018
            Additions during year:
               Accrued interest                            --        3,434,909
            Deductions during year:
               Forgiveness of note                 (5,106,553)      (4,075,121)
               Payments                            (1,120,357)     (18,213,189)
                                                -------------     ------------
        Balance at December 31, 2004            $  18,262,664     $ 49,040,617
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


Date: February 8, 2006        /s/ IRWIN JAY DEUTCH
      -----------------       -------------------------------------------------
                              By: Irwin Jay Deutch, as Managing General Partner



                              and


                              Century Pacific Capital I Corporation, as
                              Corporate General Partner and as Attorney-in-Fact for all Investor Limited Partners




Date: February 8, 2006        /s/ IRWIN JAY DEUTCH
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