Form 10-Q
period 2005-06-30
CENTURY PACIFIC HOUSING FUND I
filed 2006-08-18
CIK 809034

Click here for Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2005

Commission File Number 033-11194

CENTURY PACIFIC HOUSING FUND-I

(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation of organization)	95-3938971 (I.R.S. Employer Identification No.)

1 East Stow Road Marlton, NJ (Address of principal executive offices)	08053 (Zip Code)

(856) 596-3008

(Registrant’s telephone number, including area code)

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

Yes	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	No

CENTURY PACIFIC HOUSING FUND I

Back to Contents

PART I	FINANCIAL INFORMATION
ITEM 1	FINANCIAL STATEMENTS

CENTURY PACIFIC HOUSING FUND-I

BALANCE SHEETS

	June 30, 2005 (Unaudited)	March 31, 2005 (Audited)

ASSETS
Receivable from Related Parties (Note 4)	$4,934	$4,934
Less: Allowance for Doubtful Accounts	(4,934)	0

	0	4,934

Investments in Limited Partnerships (Note 5)	0	0

	$0	$4,934

LIABILITIES AND PARTNERS’ DEFICIT
Accounts Payable and Accrued Expenses	$10,800	$10,800
Advance From Affiliate	62,455	62,455
Amounts Payable to Related Parties (Note 4)	1,279,072	1,264,072

	1,352,327	1,337,327

Commitments and Contingencies
Partners’ Deficit, per accompanying statement General Partners	(405,769)	(405,370)
Limited Partners, $1,000 stated value per unit, 50,000 units authorized, 22,315 units issued and outstanding	(946,558)	(927,023)

	(1,352,327)	(1,332,393)

	$0	$4,934

The accompanying notes are an integral part of this financial statement.

Back to Contents

CENTURY PACIFIC HOUSING FUND-I

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,

	2005	2004

Expenses:
General and Administrative (Note 4)	$19,934	$15,000
Equity in Net Losses of Operating Partnership (Note 5)	0	0

	19,934	15,000

Net Loss	$(19,934)	$(15,000)

Allocation of Net Loss
General Partners	$(399)	$(300)
Limited Partners	(19,535)	(14,700)

	$(19,934)	$(15,000)

Net Loss Per Unit of Limited Partnership Interest	$(.88)	$(.66)

Average Number of Units Outstanding	22,315	22,315

The accompanying notes are an integral part of this financial statement.

Back to Contents

CENTURY PACIFIC HOUSING FUND-I

STATEMENTS OF PARTNERS’ DEFICIT

June 30, 2005

(Unaudited)

	General Partners	Limited Partners	Total

Balance at April 1, 2004	$(404,170)	$(868,223)	$(1,272,393)
Net Loss	(1,200)	(58,800)	(60,000)

Balance at March 31, 2005	(405,370)	(927,023)	(1,332,393)
Net Loss	(399)	(19,535)	(19,934)

Partners’ Deficit at June 30, 2005	$(405,769)	$(946,558)	$(1,352,327)

Percentage Interest June 30, 2005	2%	98%	100%

The accompanying notes are an integral part of this financial statement.

Back to Contents

CENTURY PACIFIC HOUSING FUND-I

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,

	2005	2004

Cash Flow From Operating Activities:
Net Loss	$(19,934)	$(15,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Increase in allowance for doubtful accounts	4,934	0
Increase in payable to related parties	15,000	15,000

Net Cash Provided by (Used in) Operating Activities	$0	$0

Net Increase/(Decrease) in Cash	$0	$0
Cash Beginning of Period	0	0

Cash End of Period	$0	$0

The accompanying notes are an integral part of this financial statement.

Back to Contents

CENTURY PACIFIC HOUSING FUND-I

a California limited partnership

JUNE 30, 2005

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

The Partnership originally acquired limited partnership interests ranging from 90% to 99% in 21 Operating Partnerships, which invested in rental property. At June 30, 2005, the Partnership owns investments in 8 of these Operating Partnerships.

Basis of Presentation

The accompanying unaudited financial statements of Century Pacific Housing Fund I as of June 30, 2005 and March 31, 2005 (the March 31, 2005 financial information included herein has been extracted from the Partnership’s audited financial statements on Form 10-K) and for the three months ended June 30, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Partnership’s management, all adjustments (consisting of only normal recurring adjustments) considered necessary to fairly present the financial statements have been made.

Back to Contents

CENTURY PACIFIC HOUSING FUND-I

a California limited partnership

JUNE 30, 2005

NOTES TO FINANCIAL STATEMENTS (Continued)

The statements of operations for the three months ended June 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the financial statements and related notes thereto included on form 10-K for the years ended March 31, 2005 and 2004.

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

a California limited partnership

JUNE 30, 2005

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

Note 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Partnership as a going concern. The Partnership’s Operating Partnerships have not achieved the operating results required to provide the Partnership with sufficient cash distributions to fund the Partnership’s administrative costs. Additionally, as of June 30, 2005, the Partnership has incurred allocated losses from all of its Operating Partnerships to the extent of the Partnership’s cash contributions. As a result of the foregoing, the Partnership is dependent upon the general partners and affiliates for continued financial support.

The December 31, 2004 auditors’ reports on four of the Operating Partnerships’ financial statements contained an explanatory paragraph relating to a going concern issue, three of which concerned the maturity of purchase notes for which the Operating Partnerships will not be able to satisfy the obligations. The going concern issue on the fourth Operating Partnership related to substantial operating losses suffered by the Operating Partnership.

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

Back to Contents

CENTURY PACIFIC HOUSING FUND-I

a California limited partnership

JUNE 30, 2005

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 4 - TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES OF THE GENERAL PARTNERS:

The General Partners of the Partnership are CPCC and Irwin Jay Deutch. The original limited partner of the Partnership is Westwood Associates whose partners are Irwin Jay Deutch, key employees and former key employees of CPCC. Century Pacific Placement Corporation (“CPPC”), an affiliate of the General Partners, served as the broker-dealer-manager for sales of limited partnership interests in the Partnership. Century Pacific Realty Corporation (“CPRC”), an affiliate of CPCC, is a general partner in six of the Operating Partnerships.

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

At June 30, 2005 and March 31, 2005, amounts payable to related parties totaling $1,279,072 and $1,264,072, respectively, consist of fees and certain general and administrative costs accrued as an unsecured non-interest bearing payable by the Partnership to the general partners and affiliates. Such fees and allocated costs have been deferred until the Partnership has sufficient cash to pay them.

Receivable from related parties of $4,934 at June 30, 2005 and March 31, 2005 represents unsecured cash advances to several of the Operating Partnerships. In June 2005 an allowance for doubtful accounts was established for this amount.

At June 30, 2005 and March 31, 2005, CPRC was owed $62,455 for unsecured non-interest bearing, demand cash advances to the Partnership.

The general partners may advance funds to the Partnership to fund operating deficits, but are not obligated to do so. All such loans shall be repaid prior to any distributions of net cash flow. At June 30, 2005 and March 31, 2005, the Partnership had no outstanding advances due to the general partners.

As of June 30, 2005, a third-party buyer has entered into a conditional contract to acquire CPEC, CPCC, CPRC, and their affiliated companies and partnerships from Deutch’s family trust. The sale is anticipated to occur in 2007.

NOTE 5 - INVESTMENTS IN LIMITED PARTNERSHIPS:

At March 31, 2005, the Partnership owned limited partnership interests in 9 Operating Partnerships which had investments in 9 multi-family rental properties. In May 2005, one of these properties was sold.

The Partnership’s equity in net operating losses of its investments in Operating Partnerships has exceeded the investment balance. Consequently, the investment balances have been reduced to zero in accordance with the equity method of accounting.

Back to Contents

CENTURY PACIFIC HOUSING FUND-I

a California limited partnership

JUNE 30, 2005

NOTES TO FINANCIAL STATEMENTS (Continued)

The names and locations of the Properties in which the Operating Partnerships hold beneficial interests at June 30, 2005 are as follows:

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

The following combined statements of operations are prepared in accordance with accounting principles generally accepted in the United States of America and summarize the operations of the Operating Partnerships for the three months ended June 30, 2005 and June 30, 2004.

	Three Months Ended June 30,

	2005	2004

Revenues
Rental Income	$1,635,587	$2,816,577
Other	51,825	21,934

	1,687,412	2,838,511

Expenses
Operating, General and Administrative	1,468,007	2,516,262
Depreciation	432,927	583,615
Interest	954,251	1,168,664

	2,855,185	4,268,541

Other Income
Cancellation of Debt Income	1,938,185	2,024,100
Net gain on disposition of assets	4,232,477	3,797,669

	6,170,662	5,821,769

Net Income	$5,002,889	$4,391,739

In May 2005, an Operating Partnership, Harriet Tubman Terrace, located in Berkeley, California, sold a property for $6,650,937 for a gain of $4,232,477. Cash proceeds of $3,008,942 were used to satisfy obligations of the Operating Partnership.

In March 2005, an Operating Partnership, Ascension Towers, located in Memphis, Tennessee, defaulted on its HUD-insured non-recourse mortgage. In May 2005, this mortgage was assigned to HUD who foreclosed upon and subsequently sold the property in June 2006 for $3,015,000. Cash proceeds of $846,519 were used to satisfy obligations of the Operating Partnership.

Back to Contents

CENTURY PACIFIC HOUSING FUND-I

a California limited partnership

JUNE 30, 2005

NOTES TO FINANCIAL STATEMENTS (Continued)

In June 2004, an Operating Partnership, Atlantis Apartments, located in Virginia Beach, Virginia, was sold for a gain of $3,797,669. In August 2004, an Operating Partnership, Sunset Park, located in Denver, Colorado, was sold for a gain of $3,998,295. In December 2004, two Operating Partnerships, Rockwell Villa and London Square, both located in Oklahoma City, Oklahoma, were sold for $5,000,000 resulting in a combined gain of $1,079,642. There were no cash proceeds resulting from these sales.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Results of Operations

For the three month periods ended June 30, 2005 and 2004, the Partnership recorded net losses of $19,934 and $15,000, respectively. The net losses are substantially equal to the reimbursement paid to Century Pacific Equity Corporation (CPEC), an affiliate, for overhead allocations.

In accordance with the equity method of accounting for limited partnership interests, the Partnership does not recognize losses from investment properties when losses exceed the Partnership’s equity method basis in these properties. All of the Partnership’s investments have an equity method basis of zero at June 30, 2005.

The average occupancy level of the Operating Partnerships, in total, remained relatively constant for the three months ended June 30, 2005 and 2004.

The majority of the properties owned by the Operating Partnerships are in a position of functional obsolescence and need substantial rehabilitation. The Operating Partnerships do not have the funds to address the growing deferred maintenance. Infusion of capital is necessary to keep the projects viable and maintain them as decent, safe, quality housing. Refinancing is not an option in view of the indebtedness on the properties surpassing their fair market value.

Liquidity and Capital Resources

As of June 30, 2005, the Partnership’s portfolio consists of 8 properties. The properties are located in 8 states and contain 1,194 residential units. The average occupancy level for all properties during calendar year 2004 was approximately 92% and most properties generated sufficient revenue to cover operating costs, debt service, and the funding of reserves.

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

Back to Contents

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

Back to Contents

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations are based upon our unaudited financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. Such financial statement preparation requires management to make judgments and use estimates regarding significant accounting policies. We consider an accounting policy to be significant if it is important to our financial condition and results, and requires significant judgment and estimates on the part of management in its application. A summary of our significant accounting policies is included in Note 2 to our financial statements for the year ended March 31, 2005, which are included in the Form 10-K. Our significant accounting estimates and the related assumptions are evaluated periodically as conditions warrant, and changes to such estimates are recorded as new information or changed conditions require revision. Application of the critical accounting policies requires management’s significant judgments, often as the result of the need to make estimates for matters that are inherently uncertain. If actual results were to differ materially from the estimates made, the reported results could be materially affected. There have been no significant changes in the application of the critical accounting policies, or in the assumptions or estimates relating thereto, since March 31, 2005.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Due to the nature of our operations, we have concluded that there is no material market risk exposure and, therefore, no quantitative tabular disclosures are required.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Partnership’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e)and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, they have concluded that the Partnership’s current disclosure controls and procedures are effective in timely providing them with material information relating to the Partnership required to be disclosed in the reports of the Partnership files or submits under the Exchange Act.

(b) Changes in Internal Controls

During the period covered by this report, there have not been any significant changes in the Partnership’s internal controls or in other factors that could significantly affect these controls. There were no significant deficiencies or material weaknesses, and, therefore, no corrective actions were taken.

PART II	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS

Operating Partnerships – Ascension Towers

In May 2005, HUD initiated foreclosure proceedings against an Operating Partnership, Ascension Towers, in which the Partnership has an equity investment. The proceedings resulted from the Operating Partnership defaulting on its HUD-insured non-recourse mortgage in March 2005. The property was foreclosed upon in April 2006 and subsequently sold in June 2006.

Other

There are no pending legal proceedings against the Partnership or any other Operating Partnership in which the Partnership has an investment as of the date of this report.

Back to Contents

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS – None
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES – None
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS – None
ITEM 5.	OTHER INFORMATION – None
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

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

Date: August 17, 2006

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