Form 10-Q
period 2005-09-30
CENTURY PACIFIC HOUSING FUND I
filed 2006-09-26
CIK 809034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

           FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Back to Contents

CENTURY PACIFIC HOUSING FUND I

Back to Contents

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENT

CENTURY PACIFIC HOUSING FUND-I

BALANCE SHEETS

	September 30, 2005 (Unaudited)	March 31, 2005 (Audited)

ASSETS

Receivable from Related Parties (Note 4)	$4,934	$4,934
Less: Allowance for Doubtful Accounts	(4,934)	0

	0	4,934
Investments in Limited Partnerships (Note 5)	0	0

	$0	$4,934

LIABILITIES AND PARTNERS' DEFICIT

Accounts Payable and Accrued Expenses	10,800	10,800
Advance from Affiliate	62,455	62,455
Amounts Payable to Related Parties (Note 4)	1,294,072	1,264,072

	1,367,327	1,337,327

Commitments and Contingencies

Partners’ Deficit, per accompanying statement	(406,069)	(405,370)
General Partners
Limited Partners, $1,000 stated value per unit, 50,000 units authorized, 22,315 units issued and Outstanding	(961,258)	(927,023)

	(1,367,327)	(1,332,393)

	$0	$4,934

The accompanying notes are an integral part of these financial statements.

Back to Contents

CENTURY PACIFIC HOUSING FUND-I

STATEMENTS OF OPERATIONS
(Unaudited)

		Three Months Ended September 30,			Six Months Ended September 30,

		2005	2004		2005		2004

Expenses:
General and Administrative (Note 4)		$15,000	$15,000		$34,934		$30,000
Equity in Net Losses of Operating Partnerships (Note 5)		0	0		0		0
		15,000	15,000		34,934		30,000

Net Loss		$(15,000)	$(15,000)		$(34,934)		$(30,000)

Allocation of Net Loss
General Partners		$(300)	$(300)		$(699)		$(600)
Limited Partners		(14,700)	(14,700)		(34,235)		(29,400)

		$(15,000)	$(15,000)		$(34,934)		$(30,000)

Net Loss Per Unit of Limited Partnership Interest	$	( .66)	$(.66)	$	(1.53)	$	(1.32)

Average Number of Units Outstanding		22,315	22,315		22,315		22,315

The accompanying notes are an integral part of these financial statements.

Back to Contents

CENTURY PACIFIC HOUSING FUND-I

STATEMENTS OF PARTNERS' DEFICIT
September 30, 2005
(Unaudited)

	General Partners	Limited Partners
			Total

Balance at April 1, 2004	$(404,170)	$(868,223)	$(1,272,393)

Net Loss	(1,200)	(58,800)	(60,000)

Balance at March 31, 2005	$(405,370)	$(927,023)	$(1,332,393)

Net Loss	(699)	(34,235)	(34,934)

Partners’ Deficit at September 30, 2005	$(406,069)	$(961,258)	$(1,367,327)

Percentage Interest September 30, 2005	2%	98%	100%

The accompanying notes are an integral part of these financial statements.

Back to Contents

CENTURY PACIFIC HOUSING FUND-I

STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended September 30,

	2005	2004

Cash Flow from Operating Activities:

Net Loss	($34,934)	($30,000)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Increase in allowance for doubtful accounts	4,934	0
Increase in payable to related parties	30,000	30,000

Net Cash Provided by (Used in)
Operating Activities	$0	$0

Net Increase/(Decrease) in Cash	$0	$0

Cash Beginning of Period	0	0

Cash End of Period	$0	$0

The accompanying notes are an integral part of these financial statements.

Back to Contents

CENTURY PACIFIC HOUSING FUND-I
A California Limited Partnership
SEPTEMBER 30, 2005

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

The general partners of the Partnership are Century Pacific Capital Corporation, a California corporation ( “CPCC”), and Irwin Jay Deutch, an individual (collectively, the “General Partners”). The General Partners and affiliates of the General Partners (the “General Partners and Affiliates”) have interests in the Partnership and receive compensation from the Partnership and the Operating Partnerships (Note 4).

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

In July 1987, the Partnership began raising capital from sales of limited partnership interests at $1,000 per interest ( “unit”). The limited partnership offering closed in April 1988, with 22,315 units having been sold.

The Partnership originally acquired limited partnership interests ranging from 90% to 99% in 21 Operating Partnerships, which invested in rental property. At September 30, 2005, the Partnership owns investments in 8 of these Operating Partnerships.

Basis of Presentation

The accompanying unaudited financial statements of Century Pacific Housing Fund I as of September 30, 2005 and March 31, 2005 (the March 31, 2005 financial information included herein has been extracted from the Partnership’s audited financial statements on Form 10-K) and for the three and six months ended September 30, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Partnership's management, all adjustments (consisting of only normal recurring adjustments) considered necessary to fairly present the financial statements have been made.

The statements of operations for the three and six months ended September 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the financial statements and related notes thereto included on form 10-K for the years ended March 31, 2005 and 2004.

Back to Contents

CENTURY PACIFIC HOUSING FUND-I
A California Limited Partnership
SEPTEMBER 30, 2005

NOTES TO FINANCIAL STATEMENTS (Continued)

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

CENTURY PACIFIC HOUSING FUND-I
A California Limited Partnership
SEPTEMBER 30, 2005

NOTES TO FINANCIAL STATEMENTS (Continued)

Net Loss per Unit of Limited Partnership Interest

Net loss per unit of limited partnership interest is calculated based upon the weighted average number of units of limited partnership interest (units) outstanding.

Note 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Partnership as a going concern. The Partnership’s Operating Partnerships have not achieved the operating results required to provide the Partnership with sufficient cash distributions to fund the Partnership’s administrative costs. Additionally, as of September 30, 2005, the Partnership has incurred allocated losses from all of its Operating Partnerships to the extent of the Partnership’s cash contributions. As a result of the foregoing, the Partnership is dependent upon the general partners and affiliates for continued financial support.

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

Management maintains that the general partners and affiliates, though not required to do so, will continue to fund currentoperations by deferring payment to related parties of allocated overhead expenses, and by funding any Partnership operating costs. Unpaid allocated overhead expenses will accrue and become payable when the Operating Partnerships either generate sufficient cash distributions to the Partnership to cover such expensesor when the Operating Partnerships are sold. At the present time, management is aware that the General Partners are making a conscious effort to sell these properties.The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES OF THE GENERAL PARTNERS:

The General Partners of the Partnership are CPCC and Irwin Jay Deutch. The original limited partner of the Partnership is Westwood Associates whose partners are Irwin Jay Deutch, key employees and former key employees of CPCC. Century Pacific Placement Corporation ( “CPPC”), an affiliate of the General Partners, served as the broker-dealer-manager for sales of limited partnership interests in the Partnership. Century Pacific Realty Corporation ( “CPRC”), an affiliate of CPCC, is a general partner in six of the Operating Partnerships.

The General Partners have an aggregate one percent interest in the Partnership, as does the original limited partner. CPRC has an ownership interest in six of the Operating Partnerships between .01% and 1%.

Back to Contents

CENTURY PACIFIC HOUSING FUND-I
A California Limited Partnership
SEPTEMBER 30, 2005

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

At September 30, 2005 and March 31, 2005, amounts payable to related parties totaling $1,294,072 and $1,264,072, respectively, consist of fees and certain general and administrative costs accrued as an unsecured non-interest bearing payable by the Partnership to the general partners and affiliates. Such fees and allocated costs have been deferred until the Partnership has sufficient cash to pay them.

Receivable from related parties of $4,934 at September 30, 2005 and March 31, 2005 represents unsecured cash advances to several of the Operating Partnerships. In June 2005 an allowance for doubtful accounts was established for this amount.

At September 30, 2005 and March 31, 2005, CPRC was owed $62,455 for unsecured, non-interest bearing, demand cash advances to the Partnership.

The general partners may advance funds to the Partnership to fund operating deficits, but are not obligated to do so. All such loans shall be repaid prior to any distributions of net cash flow. At September 30, 2005 and March 31, 2005, the Partnership had no outstanding advances due to the general partners.

As of September 30, 2005, a third-party buyer has entered into a conditional contract to acquire CPEC, CPCC, CPRC, and their affiliated companies and partnerships from Deutch's family trust. The sale is anticipated to occur in 2007.

NOTE 5 – INVESTMENTS IN LIMITED PARTNERSHIPS:

At March 31, 2005, the Partnership owned limited partnership interests in 9 Operating Partnerships which had investments in 9 multi-family rental properties. In May 2005, one of these properties was sold.

The Partnership’s equity in net operating losses in Operating Partnerships has exceeded the investment balance. Consequently, the investment balances have been reduced to zero in accordance with the equity method of accounting.

The names and locations of the Properties in which the Operating Partnerships hold beneficial interests at September 30, 2005 are as follows:

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

Back to Contents

CENTURY PACIFIC HOUSING FUND-I
A California Limited Partnership
SEPTEMBER 30, 2005

NOTES TO FINANCIAL STATEMENTS (Continued)

The following combined statements of operations are prepared in accordance with accounting principles generally accepted in the United States of America and summarize the operations of the Operating Partnerships for the three months ended September 30, 2005 and September 30, 2004 and for the six months ended September 30, 2005 and September 30, 2004.

	Three Months Ended September 30,		Six Months Ended September 30,

	2005	2004	2005	2004

Revenues
Rental Income	$1,649,175	$2,439,951	$3,284,762	$5,256,528
Other	55,247	29,820	107,072	51,754

	1,704,422	2,469,771	3,391,834	5,308,282
Expenses
Oper, Gen.& Adm.	1,271,056	2,032,840	2,739,063	4,549,102
Depreciation	413,660	573,737	846,587	1,157,352
Interest	942,685	1,240,751	1,896,936	2,409,415

	2,627,401	3,847,328	5,482,586	8,115,869

Operating Loss	(922,979)	(1,377,557)	(2,090,752)	(2,807,587)

Other Income
Cancellation of Debt Income	0	3,306,348	1,938,185	5,330,448

Net gain on disposition of Assets	0	3,998,295	4,232,477	7,795,964

	0	7,304,643	6,170,662	13,126,412

Net Income/(Loss)	($ 922,979)	$5,927,086	$4,079,910	$10,318,825

In May 2005, an Operating Partnership, Harriet Tubman Terrace, located in Berkeley, California, sold a property for $6,650,937 for a gain of $4,232,477. Cash proceeds of $3,008,942, net of a mortgage receivable of $2,471,882 provided by the Operating Partnership to the buyer, were used to satisfy obligations of the Operating Partnership.

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

Back to Contents

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Results of Operations

Three months ended September 30, 2005 compared to three months ended September 30, 2004

For the three month periods ended September 30, 2005 and 2004, the Partnership recorded net losses of $15,000 and $15,000, respectively. The net losses are equal to the reimbursement paid to Century Pacific Equity Corporation (CPEC), an affiliate, for overhead allocations.

In accordance with the equity method of accounting for limited partnership interests, the Partnership does not recognize losses from investment properties when losses exceed the Partnership's equity method basis in these properties. All of the Partnership's investments have an equity method basis of zero at September 30, 2005.

The average occupancy level of the Operating Partnerships, in total, remained relatively constant for the three months ended September 30, 2005 and 2004.

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

Six months ended September 30, 2005 compared to six months ended September 30, 2004

For the six month periods ended September 30, 2005 and 2004, the Partnership recorded net losses of $34,934 and $30,000, respectively. The net losses are substantially equal to the reimbursement paid to Century Pacific Equity Corporation (CPEC), an affiliate, for overhead allocations.

In accordance with the equity method of accounting for limited partnership interests, the Partnership does not recognize losses from investment properties when losses exceed the Partnership's equity method basis in these properties. All of the Partnership's investments have an equity method basis of zero at September 30, 2005.

The average occupancy level of the Operating Partnerships, in total, remained relatively constant for the six months ended September 30, 2005 and 2004.

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

Back to Contents

Liquidity and Capital Resources

As of September 30, 2005, the Partnership’s portfolio consists of 8 properties. The properties are located in 8 states and contain 1,194 residential units. The average occupancy level for all properties during calendar year 2004 was approximately 92% and most properties generated sufficient revenue to cover operating costs, debt service, and the funding of reserves.

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

Back to Contents

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

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations are based upon our unaudited financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. Such financial statement preparation requires management to make judgments and use estimates regarding significant accounting policies. We consider an accounting policy to be significant if it is important to our financial condition and results, and requires significant judgment and estimates on the part of management in its application. A summary of our significant accounting policies is included in Note 2 to our financial statements for the year ended March 31, 2005, which are included in the Form 10-K.  Our significant accounting estimates and the related assumptions are evaluated periodically as conditions warrant, and changes to such estimates are recorded as new information or changed conditions require revision. Application of the critical accounting policies requires management’s significant judgments, often as the result of the need to make estimates for matters that are inherently uncertain. If actual results were todiffer materially from the estimates made, the reported results could be materially affected. There have been no significant changes in the application of the critical accounting policies, or in the assumptions or estimates relating thereto, since March 31, 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Due to the nature of our operations, we have concluded that there is no material market risk exposure and, therefore, no quantitative tabular disclosures are required.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

The Partnership's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e)and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, they have concluded that the Partnership's current disclosure controls and procedures are effective in timely providing them with material information relating to the Partnership required to be disclosed in the reports of the Partnership files or submits under the Exchange Act.

(b)	Changes in Internal Controls

During the period covered by this report, there have not been any significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.

Back to Contents

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

Date: September 26, 2006

CENTURY PACIFIC HOUSING FUND-I
a California limited partnership

By:	Century Pacific Capital Corporation,
a California Corporation
General Partner

By	/s/ Irwin J. Deutch

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