Form 10-Q
period 2005-12-31
CENTURY PACIFIC HOUSING FUND I
filed 2006-10-12
CIK 809034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended December 31, 2005

Commission file number 33-11194

CENTURY PACIFIC HOUSING FUND-I

(Exact name of registrant as specified in its charter)

California (State of other jurisdiction of incorporation of organization)	95-3938971 (I.R.S. Employer Identification Number)

1 E. Stow Road Marlton, NJ (Address of principal executive offices)	08053 (Zip Code)

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

CENTURY PACIFIC HOUSING FUND I

SIGNATURES

CERTIFICATIONS

EXHIBITS

Back to Contents

PART I	FINANCIAL INFORMATION
ITEM 1	FINANCIAL STATEMENTS

CENTURY PACIFIC HOUSING FUND-I

BALANCE SHEETS

	December 31, 2005 (Unaudited)	March 31, 2005 (Audited)

ASSETS
Receivable from Related Parties (Note 4)	$4,934	$4,934
Less: Allowance for Doubtful Accounts	(4,934)	0

	0	4,934
Investments in Limited Partnerships (Note 5)	0	0

	$0	$4,934

LIABILITIES AND PARTNERS’ DEFICIT
Accounts Payable and Accrued Expenses	$10,800	$10,800
Advance From Affiliate	62,455	62,455
Amounts Payable to Related Parties (Note 4)	1,309,072	1,264,072

	1,382,327	1,337,327

Commitments and Contingencies
Partners’ Deficit, per accompanying statement
General Partners	(406,369)	(405,370)
Limited Partners, $1,000 stated value per unit, 50,000 units authorized, 22,315 units issued and outstanding	(975,958)	(927,023)

	(1,382,327)	(1,332,393)

	$0	$4,934

The accompanying notes are an integral part of these financial statements.

Back to Contents

CENTURY PACIFIC HOUSING FUND-I

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,

	2005	2004	2005	2004

Expenses:
General and Administrative (Note 4)	$15,000	$15,000	$49,934	$45,000
Equity in Net Losses of Operating Partnerships (Note 5)	0	0	0	0

	15,000	15,000	49,934	45,000

Net Loss	$(15,000)	$(15,000)	$(49,934)	$(45,000)

Allocation of Net Loss
General Partners	$(300)	$(300)	$(999)	$(900)
Limited Partners	(14,700)	(14,700)	(48,935)	(44,100)

	$(15,000)	$(15,000)	$(49,934)	$(45,000)

Net Loss Per Unit of Limited Partnership Interest	$(.66)	$(.66)	$(2.19)	$(1.98)

Average Number of Units Outstanding	22,315	22,315	22,315	22,315

The accompanying notes are an integral part of these financial statements.

Back to Contents

CENTURY PACIFIC HOUSING FUND-I

STATEMENTS OF PARTNERS’ DEFICIT

December 31, 2005

(Unaudited)

	General Partners	Limited Partners	Total

Balance at April 1, 2004	$(404,170)	$(868,223)	$(1,272,393)
Net Loss	(1,200)	(58,800)	(60,000)

Balance at March 31, 2005	$(405,370)	$(927,023)	$(1,332,393)
Net Loss	(999)	(48,935)	(49,934)

Partners’ Deficit at December 31, 2005	$(406,369)	$(975,958)	$(1,382,327)

Percentage Interest December 31, 2005	2%	98%	100%

The accompanying notes are an integral part of these financial statements.

Back to Contents

CENTURY PACIFIC HOUSING FUND-I

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,

	2005	2004

Cash Flow From Operating Activities:
Net Loss	$(49,934)	$(45,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Increase in allowance for doubtful accounts	4,934	0
Increase in payable to related parties	45,000	45,000

Net Cash Provided by (Used in) Operating Activities	$0	$0

Net Increase/(Decrease) in Cash	$0	$0
Cash at Beginning of Period	0	0

Cash at End of Period	$0	$0

The accompanying notes are an integral part of this financial statement.

Back to Contents

CENTURY PACIFIC HOUSING FUND-I

A California Limited Partnership

DECEMBER 31, 2005

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

The Partnership originally acquired limited partnership interests ranging from 90% to 99% in 21 Operating Partnerships, which invested in rental property. At December 31, 2005, the Partnership owns investments in 8 of these Operating Partnerships.

Basis of Presentation

The accompanying unaudited financial statements of Century Pacific Housing Fund I as of December 31, 2005 and March 31, 2005 (the March 31, 2005 financial information included herein has been extracted from the Partnership’s audited financial statements on Form 10-K) and for the three and nine months ended December 31, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Partnership’s management, all adjustments (consisting of only normal recurring adjustments) considered necessary to fairly present the financial statements have been made.

The statements of operations for the three and nine months ended December 31, 2005 and 2004 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the financial statements and related notes thereto included on form 10-K for the years ended March 31, 2005 and 2004.

Back to Contents

CENTURY PACIFIC HOUSING FUND-I

A California Limited Partnership

DECEMBER 31, 2005

NOTES TO FINANCIAL STATEMENTS

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

DECEMBER 31, 2005

NOTES TO FINANCIAL STATEMENTS

Net Loss per Unit of Limited Partnership Interest

Net loss per unit of limited partnership interest is calculated based upon the weighted average number of units of limited partnership interest (units) outstanding.

Note 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Partnership as a going concern. The Partnership’s Operating Partnerships have not achieved the operating results required to provide the Partnership with sufficient cash distributions to fund the Partnership’s administrative costs. Additionally, as of December 31, 2005, the Partnership has incurred allocated losses from all of its Operating Partnerships to the extent of the Partnership’s cash contributions. As a result of the foregoing, the Partnership is dependent upon the general partners and affiliates for continued financial support.

The December 31, 2005 auditors’ reports on four of the Operating Partnerships’ financial statements contained an explanatory paragraph relating to going concern issues. One concerned the maturity of a purchase note for which the Operating Partnership will not be able to satisfy the obligation. The second concerned a default on a HUD insured mortgage as well as maturity of a purchase note in 2003. A third issue concerned significant operating losses incurred by the Operating Partnership in recent years. The fourth going concern issue related to a mortgage default by the Operating Partnership after major damage to the property was sustained by Hurricane Katrina in 2005 and the property was subsequently vacated.

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

Back to Contents

CENTURY PACIFIC HOUSING FUND-I

A California Limited Partnership

DECEMBER 31, 2005

NOTES TO FINANCIAL STATEMENTS

The General Partners have an aggregate one percent interest in the Partnership, as does the original limited partner. CPRC has an ownership interest in six of the Operating Partnerships between 1% and 2%.

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

At December 31, 2005 and March 31, 2005, amounts payable to related parties totaling $1,309,072 and $1,264,072, respectively, consist of fees and certain general and administrative costs accrued as an unsecured non-interest bearing payable by the Partnership to the general partners and affiliates. Such fees and allocated costs have been deferred until the Partnership has sufficient cash to pay them.

Receivable from related parties of $4,934 at December 31, 2005 and March 31, 2005 represents unsecured cash advances to several of the Operating Partnerships. In June 2005 an allowance for doubtful accounts was established for this amount.

At December 31, 2005 and March 31, 2005, CPRC was owed $62,455 for unsecured, non-interest bearing, demand cash advances to the Partnership.

The general partners may advance funds to the Partnership to fund operating deficits, but are not obligated to do so. All such loans shall be repaid prior to any distributions of net cash flow. At December 31, 2005 and March 31, 2005, the Partnership had no outstanding advances due to the general partners.

As of December 31, 2005, a third-party buyer has entered into a conditional contract to acquire CPEC, CPCC, CPRC, and their affiliated companies and partnerships from Deutch’s family trust. The sale is anticipated to occur in 2007.

NOTE 5 - INVESTMENTS IN LIMITED PARTNERSHIPS:

At March 31, 2005, the Partnership owned limited partnership interests in 9 Operating Partnerships which had investments in 9 multi-family rental properties. Subsequently, one of these properties was sold in May 2005.

The Partnership’s equity in net operating losses in Operating Partnerships has exceeded the investment balance. Consequently, the investment balances have been reduced to zero in accordance with the equity method of accounting.

Back to Contents

CENTURY PACIFIC HOUSING FUND-I

A California Limited Partnership

DECEMBER 31, 2005

NOTES TO FINANCIAL STATEMENTS

The names and locations of the Properties in which the Operating Partnerships hold beneficial interests at December 31, 2005 are as follows:

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

The following combined statements of operations are prepared in accordance with accounting principles generally accepted in the United States of America and summarize the operations of the Operating Partnerships for the three months ended December 31, 2005 and December 31, 2004 and for the nine months ended December 31, 2005 and December 31, 2004.

	Three Months Ended December 31,		Nine Months Ended December 31,

	2005	2004	2005	2004

Revenues
Rental Income	$1,537,281	$2,153,529	$4,822,043	$7,410,057
Other	168,483	728,725	275,555	780,479

	1,705,764	2,882,254	5,097,598	8,190,536
Expenses
Oper, Gen. & Adm.	1,505,714	2,981,574	4,244,777	7,530,676
Depreciation	418,784	528,114	1,265,369	1,685,465
Interest	578,102	1,244,683	2,475,038	3,654,098

	2,502,600	4,754,371	7,985,184	12,870,239

Operating Loss	(796,836)	(1,872,117)	(2,887,586)	(4,679,703)
Other Income
Cancellation of debt income	0	4,497,427	1,938,185	9,827,875
Gain on disposition of asset	0	1,079,642	4,232,477	8,875,606

	0	5,577,069	6,170,662	18,703,481

Net Income/(Loss)	$(796,836)	$3,704,952	$3,283,076	$14,023,778

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

Results of Operations

Three months ended December 31, 2005 compared to three months ended December 31, 2004

For the three month periods ended December 31, 2005 and 2004, the Partnership recorded net losses of $15,000 and $15,000, respectively. The net losses are equal to the reimbursement paid to Century Pacific Equity Corporation (CPEC), an affiliate, for overhead allocations.

In accordance with the equity method of accounting for limited partnership interests, the Partnership does not recognize losses from investment properties when losses exceed the Partnership’s equity method basis in these properties. All of the Partnership’s investments have an equity method basis of zero at December 31, 2005.

The average occupancy level of the Operating Partnerships decreased to approximately 82% from 92% for the three months ended December 31, 2005 and 2004. This is due primarily to vacancies at a property which sustained damage from Hurricane Katrina in 2005.

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

Nine months ended December 31, 2005 compared to nine months ended December 31, 2004

For the nine month periods ended December 31, 2005 and 2004, the Partnership recorded net losses of $49,934 and $45,000, respectively. The net losses are substantially equal to the reimbursement paid to Century Pacific Equity Corporation (CPEC), an affiliate, for overhead allocations.

In accordance with the equity method of accounting for limited partnership interests, the Partnership does not recognize losses from investment properties when losses exceed the Partnership’s equity method basis in these properties. All of the Partnership’s investments have an equity method basis of zero at December 31, 2005.

The average occupancy level of the Operating Partnerships decreased to approximately 82% from 92% for the nine months ended December 31, 2005 and 2004. This is due primarily to vacancies at a property which sustained damage from Hurricane Katrina in 2005.

Back to Contents

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

Liquidity and Capital Resources

As of December 31, 2005, the Partnership’s portfolio consists of 8 properties. The properties are located in 8 states and contain 1,194 residential units. The average occupancy level for all properties at December 31, 2005 was approximately 82% and most properties generated sufficient revenue to cover operating costs, debt service, and the funding of reserves.

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

Operating Partnerships – Ascension Towers

In May 2005, HUD initiated foreclosure proceedings against an Operating Partnership, Ascension Towers, in which the Partnership has an equity investment. The proceedings resulted from the Operating Partnership defaulting on its HUD-insured non-recourse mortgage in March 2005. The property was foreclosed upon in April 2006 and sold in June 2006.

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

Dated: October 12, 2006

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