Form 10-K
period 2006-03-31
CENTURY PACIFIC HOUSING FUND I
filed 2007-03-09
CIK 809034

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED MARCH 31, 2006
COMMISSION FILE NUMBER 033-11194
CENTURY PACIFIC HOUSING FUND-I
A CALIFORNIA LIMITED PARTNERSHIP
I.R.S. EMPLOYER IDENTIFICATION NO. 95-3938971
1 E. Stow Road, Marlton, NJ 08053
REGISTRANT’S TELEPHONE NUMBER: (856) 596-3008
Securities Registered Pursuant to Section 12(b) or 12(g) of the Act:
NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed with the Commission by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑          No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☐            Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☐
No market exists for the limited partnership interests of the registrant, and therefore, no aggregate market value can be determined.
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

PART I
ITEM 1. BUSINESS
Century Pacific Housing Fund-I (the Partnership) was formed on October 6, 1986 as a limited partnership under the laws of the State of California to invest in multi-family housing developments. The Partnership’s business is to invest primarily in other limited partnerships (Operating Partnerships) that are organized for the purpose of either constructing or acquiring and operating existing affordable multi-family rental apartments that are eligible for the Low-Income Housing Tax Credit, or to a lesser extent, the Rehabilitation Tax Credit, both enacted by the Tax Reform Act of 1986 (sometimes referred to as Credits or Tax Credits). The Partnership invested in 21 properties (the properties), 8 of which are still owned at March 31, 2006. Each of the properties qualifies for the Low-Income Housing Tax Credit, and one property, a historic structure, qualifies for the Rehabilitation Tax Credit. All of these properties receive one or more forms of assistance from federal, state or local governments. A summary of the Partnership’s objectives and a summary of the Tax Credits are provided in the Prospectus under “Investment Objectives and Policies” and “Federal Income Tax Aspects” on pages 45 and 79, respectively, and are incorporated herein by reference.
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

The Partnership’s primary objective is to provide Low-Income Housing Tax Credits to limited partners generally over a 10-year period. Each of the Partnership’s Operating Partnerships has been allocated by the relevant state tax credit agency an amount of the Low-Income Housing Tax Credit for 10 years from the date the property is placed-in-service. The required holding period of the properties is 15 years (the Compliance Period). The properties must satisfy rent restrictions, tenant income limitations and other requirements (the Low-Income Housing Tax Credit Requirements) in order to maintain eligibility for recognition of the Low-Income Housing Tax Credit at all times during the Compliance Period. Once an Operating Partnership has become eligible for the Low-Income Housing Tax Credit, it may lose such eligibility and suffer an event of recapture of previously taken tax credits if its property fails to remain in compliance with the Low-Income Housing Tax Credit Requirements. During 2005, none of the Operating Partnerships have suffered an event of recapture of the Low-Income Housing Tax Credits. 2002 was the final year of credits.
Each of the Operating Partnerships receives rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 (“Section 8”). The subsidy agreements expire at various times during and after the 15-year compliance period of the Operating Partnerships. The United States Department of Housing and Urban Development (“HUD”) has issued a notice implementing provisions to renew expiring Section 8 contracts as requested by an owner, for an additional one year term at current rent levels. It is management’s intent to maintain the Operating Partnerships as affordable housing and to negotiate and renew the Section 8 contracts when they expire. At the present time, the Partnership cannot reasonably predict legislative initiatives and government budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Operating Partnerships receiving such subsidy or similar subsidies.
Employees
The Partnership does not employ any persons. Alternatively, the Partnership reimburses an affiliate for overhead allocation consisting primarily of payroll costs.
ITEM 2. PROPERTIES
As of March 31, 2006, the Partnership had acquired equity interests in the Operating Partnerships set forth in the table below. Each of the properties acquired by the Operating Partnerships receives benefits under government assistance programs. The table set forth below summarizes the properties acquired, and the purchase price, encumbrances and the government assistance programs benefiting each property. Further information concerning these Properties may be found in Supplement No. 3 to the Prospectus, pages 4 through 66, which information is incorporated herein by reference and is summarized below.

Property Name	Average	Initial					Government
Location	Occupancy	Purchase	Initial Cash	Mortgage			Assistance
Rental Units	2005	Price	Down Payment	Assumed	Residual Note	Other Notes	Program

Century Pacific	100%	$5,700,000	$400,196	$1,514,795	$8,796,755	$264,703	Section 236
Housing Partnership V— (CPHP V) Jaycee Towers Dayton, Ohio 204 residential units

CPHP — XVIII	63%	6,727,500	409,094	2,237,087	9,426,337	556,438	Section 236
Ascension Towers Memphis, TN 197 residential units

Coleman Manor	100%	3,990,000	1,625,000	2,062,994	—	40,000	221(d)(3)
Associates Limited		(1)					Section 8
Partnership Baltimore, MD 50 residential units

CPHP — XX	98%	2,200,000	191,000	588,545	3,572,368	—	Section 236
Holiday Heights							Section 8
Fort Worth, TX 100 residential units

CPHP — I —	100%	2,146,460	196,000	560,827	1,962,552	—	Section 236
Charter House Dothan, AL 100 residential units

CPHP — VII —	0%	5,700,000	683,000	1,865,888	5,655,767	287,806	Section 236
Gulfway Terrace							Section 8
New Orleans, LA 206 residential units

CPHP —IX —	96%	3,500,000	382,000	2,937,569	1,069,354	76,929	Section 221(d)(3)
Windridge Apartments							Section 8
Wichita, KS							Flexible
136 residential units							Subsidy Loan

CPHP — X —	95%	12,261,000	1,768,000	4,629,771	14,003,127	966,790	Section 236
Bergen Circle							Section 8
Springfield, MA 201 residential units

		$42,224,960	$5,654,290	$16,397,476	$44,486,260	$2,192,666

(1)	This amount represents the development cost and not the purchase price.

ITEM 3. LEGAL PROCEEDINGS
As of the date of this report, there were no pending legal proceedings against the Partnership or any Operating Partnership in which it has invested.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no submissions of matters to a vote of security holders during the year ended March 31, 2006.
PART II
ITEM 5. MARKET FOR THE REGISTRANT’S PARTNERSHIP INTERESTS
There is presently no public market for the Units of limited partnership interests (the Units), and it is unlikely that any public market for the Units will develop. See the Prospectus under “Transferability of Interests” on pages 29 and 72 of the Prospectus, which information is incorporated herein by reference. The number of owners of Units as of March 7, 2007 was approximately 2,092, holding 22,315 units. As of March 7, 2007 there were no cash distributions.
ITEM 6. SELECTED FINANCIAL DATA
The selected financial data set forth below, insofar as they relate to each of the three years ended March 31, 2006, and as of March 31, 2006 and 2005, are derived from, and are qualified by reference to, our audited financial statements included herein and should be read in conjunction with those financial statements and the notes thereto. The selected financial data as of March 31, 2004, 2003 and 2002 and for the years ended March 31, 2003 and 2002 are derived from audited financial statements not included herein. Results for past periods are not necessarily indicative of results that may be expected for future periods.

	YEAR ENDED MARCH 31,
OPERATIONS	2006	2005	2004	2003	2002
Revenues	$—	$—	$—	$—	$400

Operating Expenses	(60,000)	(60,000)	(60,000)	(65,623)	(80,379)

Bad Debt Expense	(4,934)	—	—	—	—

Equity in Net Losses of Operating Partnerships	—	—	—	—	—

Net Loss	$(64,934)	$(60,000)	$(60,000)	$(65,623)	$(79,979)

Net Loss per Unit of Limited Partnership Interest	$(2.85)	$(2.63)	$(2.63)	$(2.88)	$(3.51)

FINANCIAL POSITION

Total Assets	$—	$4,934	$4,934	$4,934	$5,503

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
As of March 31, 2006, the Partnership’s portfolio consists of 8 properties. The properties are located in 8 states and contain 1,194 residential units. One property with 197 units located in Memphis, Tennessee was sold at foreclosure sale in June 2006. One property located in Baltimore, Maryland with 50 units was sold in December 2006. One property with 206 units located in New Orleans, Louisiana remains vacant after sustaining damage from Hurricane Katrina in August 2005. Insurance proceeds have been received and the property is being rebuilt. The average occupancy level for all properties at December 31, 2005 was approximately 82% and most properties generated sufficient revenue to cover operating costs, debt service, and the funding of reserves. For a summary of the combined financial status of the Operating Partnerships and the properties, see the financial information contained under Item 15.
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
The plan that the Operating Partnerships follow will depend on the federal government’s decision to implement the decentralization or elimination of HUD. HUD’s proposed Mark-to-Market approach would create an atmosphere where the Projects would have to compete for residents in the conventional market. The following alternatives are listed as plans of action that management plans to pursue in response to HUD’s actions:
1.	HUD may transfer project control to a local Housing Authority in the form of block grants. The Housing Authority would determine the market rents based on the area market. The projects will respond to the local Housing Authority and follow their procedures and guidelines.

2.	The current tenants may receive a housing voucher administered by the local Housing Authority. The projects will accept vouchers and actively seek applicants who have vouchers. The projects will also accept non-voucher residents who will pay rent amounts not to exceed the maximum rents for persons at 60% of the median income level as in compliance with Section 42 of the Internal Revenue Code (IRC).

3.	If no subsidies or vouchers are given to the projects or the tenants, all rents will be raised not to exceed the maximum rents for persons at 60% of the median income level and in compliance with Section 42 of the IRC. With rental rate increases, many of the current residents will be unable to pay the higher rents, thus forcing them to move from the projects and to seek housing elsewhere. An increase in the move out rate will cause a severe cash flow strain to the project. To compensate for the loss of income and increased vacancy turnover costs, the projects will require effective marketing, competitive rental rates and possible upgrading to units and/or common areas to attract qualified applicants and maintain a low vacancy rate.

4.	HUD may restructure loans in order to minimize the monthly costs to the project and reduce the chances for default. Even with reduced or eliminated payments, the project will be forced to increase rents in order to operate.

5.	The final option is to buy off the HUD insured loan making the complex free from HUD’s or the local Housing Authority’s regulations.

Contractual Obligations
The Operating Partnerships’ contractual cash obligations and other commercial commitments at March 31, 2006 are summarized in the following table:

		LESS THAN
	MORTGAGE	1 YEAR	2-3 YEARS	4-5 YEARS	5 YEARS

Mortgage payable	$16,397,476	$2,941,828	$1,573,306	$4,609,166	$7,273,176
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
Results of Operations
2006 Compared to 2005
For the fiscal year ended March 31, 2006, the Partnership recorded a $64,934 net loss compared to a $60,000 loss in 2005. Overhead expenses remained constant.
In accordance with the equity method of accounting for limited partnership interests, the Partnership does not recognize losses from investment properties when losses exceed the Partnership’s equity method basis in these properties. All of the Partnership’s investments have an equity method basis of zero at March 31, 2006.
Combined rental revenue of the Operating Partnerships decreased during the current year, due primarily to the sale of one property in Berkeley, California in 2005. Additionally, vacancies were created at a property located in New Orleans, Louisiana which suffered damage as a result of Hurricane Katrina. Insurance proceeds have been received and the property is being rebuilt. The combined total expenses of the Operating Partnerships decreased in the current year due primarily to the sale of the property during 2005.
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
As a result of the above, in 2005, one Operating Partnership sold the following property:

OPERATING	PROJECT		DATE	SELLING	BASIS OF	GAIN/	CANCELLATION OF
PARTNERSHIP	NAME	LOCATION	SOLD	PRICE	ASSET SOLD	(LOSS)	DEBT INCOME

Century Pacific Housing	Harriet	Berkeley,
Partnership XXII	Tubman	CA	05/13/05	$6,650,937	$2,418,460	$4,232,477	$1,938,185

2005 Compared to 2004
For the fiscal year ended March 31, 2005, the Partnership recorded a $60,000 net loss, consistent with the prior fiscal year. Overhead expenses remained constant.
In accordance with the equity method of accounting for limited partnership interests, the Partnership does not recognize losses from investment properties when losses exceed the Partnership’s equity method basis in these properties. All of the Partnership’s investments have an equity method basis of zero at March 31, 2005.
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
As a result of the above, in 2004, the Operating Partnerships sold the following properties:

					BASIS		CANCEL-
					OF		LATION
OPERATING	PROJECT		DATE	SELLING	ASSET	GAIN/	OF DEBT
PARTNERSHIP	NAME	LOCATION	SOLD	PRICE	SOLD	(LOSS)	INCOME

Century Pacific Housing	Sunset	Denver,
Partnership II	Park	CO	08/30/04	$8,300,000	$4,301,705	$3,998,295	$3,306,348

Century Pacific		Virginia
Housing	Atlantis	Beach,
Partnership XIII	Apartments	VA	06/30/04	$8,400,000	$4,602,331	$3,797,669	$2,024,100

Century Pacific		Oklahoma
Housing	Rockwell	City,
Partnership XVI	Villa	OK	12/23/04	$1,100,000	$1,139,668	$(39,668)	$1,448,406

Century Pacific		Oklahoma
Housing	London	City,
Partnership XVII	Square	OK	12/23/04	$3,900,000	$2,780,690	$1,119,310	$2,765,936
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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements together with the report of the independent registered public accounting firm thereon are incorporated by reference from the Registrants Financial Statements on the pages indicated in ITEM 15.
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
Following is biographical information on Mr. Deutch and the Executive Officer of CPCC:

IRWIN JAY DEUTCH
Irwin Jay Deutch, age 65, is Chairman of the Board, President, and Chief Executive Officer of Century Pacific Realty Corporation (CPRC), a general partner of the Operating Partnerships that own the Properties in which CPHF-I has invested, and its Affiliates. Mr. Deutch has been involved with low-income housing investments. Since 1968, he has been the individual general partner in 83 private limited partnerships and two public limited partnerships investing in 236 properties, mostly affordable housing, consisting of 223 multi-family properties with 33,700 apartment units, 10 commercial projects, and 3 hotel properties. In his capacity as general partner and officer of CPRC, he oversees the management of these partnerships and assumes overall responsibility for the development, direction, and operation of all affiliated CPRC companies. Mr. Deutch was also a senior partner in a Michigan law firm specializing in real estate and tax law and in the early 1980’s served as counsel to the Los Angeles law firm of Manatt, Phelps, & Phillips. Mr. Deutch is recognized as an expert in the field of affordable housing and frequently addresses professional groups on topics of real estate investment, syndication, tax law, and the Low-Income Housing Tax Credit program.
Mr. Deutch received a B.B.A. with distinction from the University of Michigan School of Business Administration in 1962 and a Juris Doctor degree with honors from the University of Michigan Law School in 1965. He is a member of the Order of the Coif. Mr. Deutch served in the Honors Program in the Office of the Chief Counsel of the Internal Revenue Service from 1965 to 1967, where he was assigned to the Interpretative Division in Washington, D.C. He attended Georgetown Law Center and received his Master of Laws degree in taxation in 1967. From 1969 through 1975, Mr. Deutch was an adjunct Professor of Law, Federal Estate and Gift Tax Law at Wayne State University Law School. He is a member of the State Bars of Michigan and California, as well as the American, Federal, Los Angeles, and Beverly Hills Bar Associations.
KEY OFFICERS OF CPCC AND AFFILIATES
JAMES V. BLEILER
Mr. Bleiler is chief financial officer of Century Pacific Realty Corporation. He previously was a Senior Auditor for Arthur Anderson & Company, Controller for Atlantic Aviation Corporation and Assistant Controller for Provident National Bank. He has over 38 years of diversified experience in real estate accounting and commercial banking. Mr. Bleiler holds a Bachelor of Science degree in Accounting from Widener University, and is a Certified Public Accountant.
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
During the fiscal years ended March 31, 2006, 2005, and 2004, CPCC, a general partner of the Partnership, and CPRC, a general partner of the Operating Partnerships, earned $73,725, $199,607, and $229,170, respectively, in compensation from the Operating Partnerships and $60,000 was accrued for each fiscal year for the reimbursement for overhead allocation from Century Pacific Equity Corporation (CPEC). During the fiscal year 2006, the general partners received no payments from the Operating Partnerships.

ITEM 12. PARTNERSHIP INTEREST OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Irwin J. Deutch, the managing general partner, holds a one-half percent general partnership interest. Century Pacific Capital Corporation, general partner, holds a .005% partnership interest. Westwood Associates, an affiliate, holds a one percent limited partnership interest. The remaining limited investors own shares with the largest individual percentage of ownership at 8.41%.
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
A third-party buyer had entered into a conditional contract to acquire CPEC, CPCC, CPRC, and their affiliated companies and partnerships from Deutch’s family trust. As of March 31, 2006, these acquisitions had not yet occurred, but are anticipated to occur in 2007.
ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES
a.	AUDIT FEES. The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Partnership’s annual financial statements and review of the financial statements included in the Partnership’s Forms 10-Q, or services that are normally provided by the accountant in connection with the statutory and regulatory filings or engagements for such two fiscal years, amounted to $21,500 in 2006 and $12,000 in 2005.

b.	AUDIT RELATED FEES. There were no fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for assurance and related services by the principal accountant that were reasonably related to the performance of the audit or review of the Partnership’s financial statements.

c.	TAX FEES. There were no fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning services.

d.	ALL OTHER FEES. There were no fees billed in each of the last two fiscal years for products and services provided by the principal accountant other than the services reported in the three preceding paragraphs.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a) Exhibits and Financial Statement Schedules
     (1) Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm as of March 31, 2006 and 2005

F-2	Balance Sheets as of March 31, 2006 and 2005

F-3	Statements of Operations for the Years Ended March 31, 2006, 2005, and 2004

F-4	Statements of Partners’ Deficit for the Years Ended March 31, 2006, 2005, and 2004

F-5	Statements of Cash Flows for the Years Ended March 31, 2006, 2005, and 2004

F-6	Notes to Financial Statements

Financial Statement Schedules:

F-14	Schedule III — Real Estate and Accumulated Depreciation of Operating Partnerships in which CPHF-I has Limited Partnership interests

F-16	Notes to Schedule III — Real Estate and Accumulated Depreciation of Operating Partnerships in which CPHF-I has Limited Partnership Interests

F-17	Schedule IV — Mortgage Loans on Real Estate of Operating Partnerships in which CPHF-I has Limited Partnership Interests

F-19	Notes to Schedule IV — Mortgage Loans on Real Estate of Operating Partnerships in which CPHF-I has Limited Partnership Interests
(b)	Reports on Form 8-K

Not applicable

(c)	Exhibits

31.1	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
(d)	Financial Statement Schedule

Not applicable

*	Filed herewith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Partners
Century Pacific Housing Fund — I
We have audited the accompanying balance sheets of Century Pacific Housing Fund — I as of March 31, 2006 and 2005, and the related statements of operations, partners’ deficit and cash flows for the three years ended March 31, 2006. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Century Pacific Housing Fund — I as of March 31, 2006 and 2005, and the results of its operations and its cash flows for the three years ended March 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
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

/s/ ASHER & COMPANY, LTD.

Philadelphia, PA
March 7, 2007

CENTURY PACIFIC HOUSING FUND-I
BALANCE SHEETS
ASSETS

	MARCH 31,
	2006	2005
CURRENT ASSETS

Cash	$—	$—

Receivable from related parties (Note 4)	4,934	4,934
Less: Allowance for Doubtful Accounts	(4,934)	—

TOTAL CURRENT ASSETS	—	4,934

Investments in Operating Partnerships (Notes 1 and 5)	—	—

TOTAL ASSETS	$—	$4,934

LIABILITIES AND PARTNERS’ DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$10,800	$10,800
Advance from affiliate (Note 4)	62,455	62,455
Payable to related parties (Note 4)	1,324,072	1,264,072

TOTAL CURRENT LIABILITIES	1,397,327	1,337,327

COMMITMENTS AND CONTINGENCIES (NOTE 6)	—	—

PARTNERS’ DEFICIT
General partners	(406,669)	(405,370)
Limited partners, $1,000 stated value per unit, 50,000 units authorized, 22,315 units issued and outstanding (Note 2)	(990,658)	(927,023)

TOTAL PARTNERS’ DEFICIT	(1,397,327)	(1,332,393)

	$—	$4,934

See accompanying notes to financial statements.

CENTURY PACIFIC HOUSING FUND-I
STATEMENTS OF OPERATIONS

	FOR THE YEARS ENDED MARCH 31,
	2006	2005	2004
REVENUES	$—	$—	$—

EXPENSES
Allocated overhead expenses — affiliate (Note 4)	60,000	60,000	60,000

Bad debt expense	4,934	—	—

TOTAL EXPENSES	64,934	60,000	60,000

LOSS BEFORE EQUITY IN NET LOSSES OF OPERATING PARTNERSHIPS	(64,934)	(60,000)	(60,000)

EQUITY IN NET LOSSES OF OPERATING PARTNERSHIPS (NOTE 5)	—	—	—

NET LOSS	$(64,934)	$(60,000)	$(60,000)

ALLOCATION OF NET LOSS
General partners	$(1,299)	$(1,200)	$(1,200)
Limited partners	(63,635)	(58,800)	(58,800)

	$(64,934)	$(60,000)	$(60,000)

NET LOSS PER UNIT OF LIMITED PARTNERSHIP INTEREST (NOTE 1)	$(2.85)	$(2.63)	$(2.63)

AVERAGE NUMBER OF OUTSTANDING UNITS	22,315	22,315	22,315

See accompanying notes to financial statements.

CENTURY PACIFIC HOUSING FUND-I
STATEMENTS OF PARTNERS’ DEFICIT
FOR THE YEARS ENDED MARCH 31, 2006, 2005, AND 2004

	GENERAL	LIMITED
	PARTNERS	PARTNERS	TOTAL
PARTNERS’ DEFICIT — APRIL 1, 2003	$(402,970)	$(809,423)	$(1,212,393)

NET LOSS	(1,200)	(58,800)	(60,000)

PARTNERS’ DEFICIT — MARCH 31, 2004	(404,170)	(868,223)	(1,272,393)

NET LOSS	(1,200)	(58,800)	(60,000)

PARTNERS’ DEFICIT — MARCH 31, 2005	(405,370)	(927,023)	(1,332,393)

NET LOSS	(1,299)	(63,635)	(64,934)

PARTNERS’ DEFICIT — MARCH 31, 2006	$(406,669)	$(990,658)	$(1,397,327)

PERCENTAGE INTEREST — MARCH 31, 2006	2%	98%	100%

See accompanying notes to financial statements.

CENTURY PACIFIC HOUSING FUND-I
STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED MARCH 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(64,934)	$(60,000)	$(60,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	4,934	—	—
Increase in payable to related parties	60,000	60,000	60,000

NET CASH USED IN OPERATING ACTIVITIES	—	—	—

NET DECREASE IN CASH	—	—	—

CASH — BEGINNING OF PERIOD	—	—	—

CASH — END OF PERIOD	$—	$—	$—

See accompanying notes to financial statements.

CENTURY PACIFIC HOUSING FUND-I
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2006, 2005 AND 2004
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

RECEIVABLES

The Partnership reviews the collectibility of receivables and adjusts its allowance for doubtful accounts accordingly.

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

INCOME TAXES

No provision has been made for income taxes in the accompanying financial statements since such taxes and/or the recapture of the Low-Income Housing Tax Credit benefits received, if any, are the liability of the individual partners. The Partnership uses the accrual method of accounting for tax purposes. For income tax purposes, a number of the Partnership’s investments in the Operating Partnerships have negative capital accounts amounting to approximately $(38,808,798) as of December 31, 2005. For financial statement purposes, such investments were zero at March 31, 2006.

CENTURY PACIFIC HOUSING FUND-I
Notes to Financial Statements (Continued)
SYNDICATION COSTS

Public offering costs have been recorded as a direct reduction to the capital accounts of the Limited Partners.

NET LOSS PER UNIT OF LIMITED PARTNERSHIP INTEREST

Net loss per unit of limited partnership interest is calculated based upon the weighted average number of units of limited partnership interest (units) outstanding.

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (”SAB 108”). SAB 108 was issued to provide consistency in quantifying financial statements. The Partnership does not expect SAB 108 to have an impact on its financial position, statements of operation, partners’ deficit, cash flows, or net loss per unit.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes the framework for measuring fair value, and expands disclosures required for fair value measurements. The Partnership does not expect SFAS 157 to have an impact on its financial position, statements of operations, partners’ deficit, cash flows, or net loss per unit.

In July 2006, FASB issued FASB Interpretation 46, “Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies Statement 109, “Accounting for Income Taxes”, to indicate the criteria that an individual tax position would have to meet for some or all of the benefit of that position to be recognized in an entity’s financial statements. The Partnership does not expect FIN 48 to have an impact on its financial position, statements of operations, partners’ deficit, cash flows, or loss per unit.

2.	OPERATIONS

Century Pacific Housing Fund-I, a California limited partnership, (the Partnership), was formed on October 6, 1986 for the purpose of raising capital by offering and selling limited partnership interests and then acquiring limited partnership interests in 21 limited partnerships (the Operating Partnerships), which acquired and operated 21 multi-family residential apartment properties (the properties). As of March 31, 2006, the Operating Partnerships still own 8 of these properties.

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

CENTURY PACIFIC HOUSING FUND-I
Notes to Financial Statements (Continued)
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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Partnership as a going concern. The Partnership’s Operating Partnerships have not achieved the operating results required to provide the Partnership with sufficient cash distributions to fund the Partnership’s administrative costs. Additionally, as of March 31, 2006, the Partnership has incurred allocated losses from all of its Operating Partnerships to the extent of the Partnership’s cash contributions. As a result of the foregoing, the Partnership is dependent upon the general partners and affiliates for continued financial support.

The auditors’ reports on four of the Operating Partnerships’ financial statements contained an explanatory paragraph relating to going concern issues. One concerned the maturity of a purchase note for which the Operating Partnership will not be able to satisfy the obligation. The second concerned a default on a HUD insured mortgage as well as maturity of a purchase note in 2003. A third issue concerned significant operating losses incurred by the Operating Partnership in recent years. The fourth going concern issue related to a mortgage default by the Operating Partnership after major damage to the property was sustained by Hurricane Katrina and the property was subsequently vacated.

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
Notes to Financial Statements (Continued)
4.	TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES OF THE GENERAL PARTNERS

The general partners of the Partnership are CPCC and Irwin Jay Deutch. The original limited partner of the Partnership is Westwood Associates, whose partners are Irwin Jay Deutch and key employees of CPCC. Century Pacific Placement Corporation (CPPC), an affiliate of the general partners, served as the broker-dealer-manager for sales of the limited partnership interests in the Partnership. Century Pacific Realty Corporation (CPRC), an affiliate of CPCC, is a general partner in six of the remaining Operating Partnerships.

The general partners have an aggregate one percent interest in the Partnership, as does the original limited partner. CPRC has a one percent interest in four of the Operating Partnerships and a two percent interest in two of the Operating Partnerships.

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

The general partners and affiliates earned the following fees for services provided to the Partnership and were entitled to reimbursement for costs incurred by the general partners and affiliates on behalf of the Partnership and the Operating Partnerships for the years ended March 31, 2006, 2005 and 2004 as follows:

	2006	2005	2004

Fees and reimbursement from the Partnership:
Reimbursement for overhead allocated from Century Pacific Equity Corporation (CPEC)	$60,000	$60,000	$60,000

Fees and reimbursement from the Operating Partnerships:
Supervisory management fee (CPCC and CPRC)	21,380	47,903	65,178
Partnership management fee (CPCC and CPRC)	52,345	151,704	163,992

	$73,725	$199,607	$229,170

At March 31, 2006 and 2005, payable to related parties totaling $1,324,072 and $1,264,072, respectively, consists of fees and certain general and administrative costs accrued as an unsecured non-interest bearing payable by the Partnership to the general partners and affiliates. Such fees and allocated costs have been deferred until the Partnership has sufficient cash to pay them.

CENTURY PACIFIC HOUSING FUND-I
Notes to Financial Statements (Continued)
Receivable from related parties of $4,934 at March 31, 2006 and 2005 represents unsecured cash advances to several of the Operating Partnerships. In June 2005 an allowance for doubtful accounts was established for this amount.

At March 31, 2006 and 2005, CPRC was owed $62,455 for unsecured non-interest bearing, demand cash advances to the Partnership.

The general partners may advance funds to the Partnership to fund operating deficits, but are not obligated to do so. Such advances shall be evidenced by a promissory note of a term no more than 12 months in length and at a rate of interest no lower than the prime rate. All such loans shall be repaid prior to any distributions of net cash flow. At March 31, 2006 and 2005, the Partnership had no outstanding advances due to the general partners.

5.	INVESTMENTS IN LIMITED PARTNERSHIPS

At March 31, 2006, 2005, and 2004 the Partnership owned limited partnership interests in 8, 9, and 13 Operating Partnerships, respectively. At March 31, 2006 and 2005, the Operating Partnerships had investments in 8 and 9 multi-family rental properties, respectively.

The Partnership’s equity in net operating losses in these Operating Partnerships has exceeded the investment balance. Consequently, the investment balances have been reduced to zero in accordance with the equity method of accounting.

Summarized combined balance sheets as of December 31, 2005 and 2004 and statements of operations for the three years ended December 31, 2005 of the aforementioned Operating Partnerships are as follows:
CENTURY PACIFIC HOUSING FUND I
COMBINED BALANCE SHEETS
ASSETS

	2005	2004
Cash	$172,024	$355,787
Reserve for replacements	1,021,203	1,039,153
Land and buildings	14,941,131	16,048,247
Other assets	1,063,774	1,031,915
Assets to be disposed	5,601,301	6,027,960

	$22,799,433	$24,503,062

LIABILITIES AND PARTNERS’ DEFICIT
Notes payable	$50,856,540	$49,171,692
Other liabilities	3,336,945	3,048,533
Liabilities to be disposed	5,601,301	6,027,960

	59,794,786	58,248,185
Partners’ deficit	(36,995,353)	(33,745,123)

	$22,799,433	$24,503,062

CENTURY PACIFIC HOUSING FUND-I
Notes to Financial Statements (Continued)
COMBINED STATEMENTS OF OPERATIONS

	2005	2004	2003
REVENUES
Rental income	$5,684,814	$5,722,045	$5,571,634
Other income	301,587	236,737	199,200

TOTAL REVENUES	5,986,401	5,958,782	5,770,834

EXPENSES
Utilities	887,922	876,778	795,780
Repairs and maintenance	1,538,195	1,786,098	1,557,964
Management fees	437,286	415,411	404,896
Other operating expense	2,032,820	2,069,867	2,049,344
Interest	2,877,429	2,686,454	2,536,557
Depreciation and amortization	1,362,053	1,400,440	1,409,533

TOTAL EXPENSES	9,135,705	9,235,048	8,754,074

OPERATING LOSS	(3,149,304)	(3,276,266)	(2,983,240)

DISCONTINUED OPERATIONS
Loss from operations	(854,574)	(3,181,021)	(3,560,864)
Gain from property dispositions	4,232,477	8,875,606	71,929
Gain from debt cancellation	1,938,185	1,702,146	—

	5,316,088	7,396,731	(3,488,935)

NET INCOME/(LOSS)	$2,166,784	$4,120,465	($6,472,175)

ALLOCATION OF INCOME/(LOSS)
Century Pacific Housing Fund — I	$2,123,448	$4,038,056	($6,342,731)
General partners and other limited partners	43,336	82,409	(129,444)

	$2,166,784	$4,120,465	($6,472,175)

In 2005, the Operating Partnerships sold the following property:

					BASIS		CANCEL-
					OF		LATION
OPERATING	PROJECT		DATE	SELLING	ASSET	GAIN/	OF DEBT
PARTNERSHIP	NAME	LOCATION	SOLD	PRICE	SOLD	(LOSS)	INCOME

Century Pacific Housing	Harriet	Berkeley,
Partnership XXII	Tubman	CA	05/13/05	$6,650,937	$2,418,460	$4,232,477	$1,938,185
This property was sold at its fair market value, which was less than the existing debt on the Owning Partnership.

CENTURY PACIFIC HOUSING FUND-I
Notes to Financial Statements (Continued)
In 2004, the Operating Partnerships sold the following properties:

					BASIS		CANCEL-
					OF		LATION
OPERATING	PROJECT		DATE	SELLING	ASSET	GAIN/	OF DEBT
PARTNERSHIP	NAME	LOCATION	SOLD	PRICE	SOLD	(LOSS)	INCOME

Century Pacific Housing	Sunset	Denver,
Partnership II	Park	CO	08/30/04	$8,300,000	$4,301,705	$3,998,295	$3,306,348

Century Pacific		Virginia
Housing	Atlantis	Beach,
Partnership XIII	Apartments	VA	06/30/04	8,400,000	$4,602,331	$3,797,669	$2,024,100

Century Pacific		Oklahoma
Housing	Rockwell	City,
Partnership XVI	Villa	OK	12/23/04	$1,100,000	$1,139,668	$(39,668)	$1,448,406

Century Pacific		Oklahoma
Housing	London	City,
Partnership XVII	Square	OK	12/23/04	$3,900,000	$2,780,690	$1,119,310	$2,765,936
These properties were sold at fair market value, which was less than the existing debt on the books of the partnership.

6.	COMMITMENTS AND CONTINGENCIES

The rents of the Operating Partnerships, all of which receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 (“Section 8”) are subject to specific laws, regulations, and agreements with federal and state agencies. The subsidy agreements expire at various times during and after the 15-year compliance period of the Operating Partnerships. The United States Department of Housing and Urban Development (“HUD”) has issued a notice implementing provisions to renew Section 8 contracts expiring during HUD’s fiscal year 2005, where requested by an owner, for an additional one-year term at current rent levels.

It is management’s intent to maintain the Operating Partnerships as affordable housing and to negotiate and renew the Section 8 contracts when they expire. At the present time, the Partnership cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Operating Partnerships receiving such subsidy or similar subsidies.

7.	FAIR VALUE OF FINANCIAL INSTRUMENTS

It is not possible to estimate the fair value of related party receivables, advance from affiliate or payable to related parties since such amounts result from related party transactions, the terms of which may not be available from other sources.

CENTURY PACIFIC HOUSING FUND-I
Notes to Financial Statements (Continued)
8.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The Partnership’s unaudited quarterly financial information is as follows:

		Net Loss per Unit of
	Net Loss	Limited Partnership Interest
Quarter Ended
June 30, 2005	$(19,934)	$(0.88)
September 30, 2005	$(15,000)	$(0.66)
December 30, 2005	$(15,000)	$(0.66)
March 31, 2006	$(15,000)	$(0.66)

Quarter Ended
June 30, 2004	$(15,000)	$(0.66)
September 30, 2004	$(15,000)	$(0.66)
December 30, 2004	$(15,000)	$(0.66)
March 31, 2005	$(15,000)	$(0.66)
9.	SUBSEQUENT EVENTS

In December 2006, an Operating Partnership, Coleman Manor, located in Baltimore, Maryland, was sold for $2,254,083. There were no cash proceeds resulting from the sale.

In March 2005, an Operating Partnership, Ascension Towers, located in Memphis, Tennessee, defaulted on its HUD-insured non-recourse mortgage. In May 2005, this mortgage was assigned to HUD who foreclosed upon and subsequently sold the property in June 2006 for $3,015,000. Cash proceeds of $846,519 were used to satisfy obligations of the Operating Partnership.

Schedule III

CENTURY PACIFIC HOUSING FUND-I
REAL ESTATE AND ACCUMULATED DEPRECIATION OF OPERATING
PARTNERSHIPS IN WHICH CPHF-I HAS LIMITED PARTNERSHIP INTERESTS
DECEMBER 31, 2005

		INITIAL COST TO		COST CAPITALIZED (DISPOSED OF)
		OPERATING PARTNERSHIP		SUBSEQUENT TO ACQUISITION
DESCRIPTION	ENCUMBRANCES		BUILDINGS AND		BUILDINGS AND
(1)	(2)	LAND	IMPROVEMENTS	LAND	IMPROVEMENTS
Century Pacific Housing Partnership I (CPHP-I) —
Charter House Dothan, Alabama	$2,523,379	$179,578	$1,918,124	$—	$256,397

CPHP-VII Gulfway Terrace New Orleans, LA	7,809,461	270,343	5,429,657	237	424,680

CPHP-IX Windridge Wichita, Kansas	4,083,852	169,514	3,330,486	146	968,567

CPHP-X Bergen Circle Springfield, MA	19,599,688	901,206	11,359,794	—	1,901,942

CPHP-V Jaycee Towers Dayton, Ohio	10,576,253	599,719	5,096,481	—	585,327

CPHP-XVIII Ascension Towers Memphis, Tennessee	12,219,862	176,341	6,551,159	—	1,158,090

Coleman Manor Associates Limited Partnership Coleman Manor Baltimore, MD	2,102,994	61,281	3,384,621	—	216,598

CPHP-XX Holiday Heights Fort Worth, TX	4,160,913	202,445	1,942,864	—	338,339

	$63,076,402	$2,560,427	$39,013,186	$383	$5,849,940

Schedule III

CENTURY PACIFIC HOUSING FUND-I
REAL ESTATE AND ACCUMULATED DEPRECIATION OF OPERATING PARTNERSHIPS
IN WHICH CPHF-I HAS LIMITED PARTNERSHIP INTERESTS, continued
DECEMBER 31, 2005

							LIFE ON WHICH
							DEPRECIATION
							IN LATEST
					DATE	DATE	INCOME
	GROSS AMOUNT AT WHICH			ACCUMULATED	OF	AC-	STATEMENT
	CARRIED AT CLOSE OF YEAR			DEPRECIATION	CNSTN	QUIRED	IS COMPUTED
DESCRIPTION		BUILDINGS AND		BUILDINGS AND
(1)	LAND	IMPROVEMENTS	TOTAL	IMPROVEMENTS
Century Pacific Housing Partnership I (CPHP-I) —
Charter House Dothan, Alabama	$179,578	$2,174,521	$2,354,099	$1,404,089	1972	Dec-87	27.5 YEARS

CPHP-VII Gulfway Terrace New Orleans, LA	270,580	5,854,337	6,124,917	4,126,183	1970	Dec-87	5-40 YEARS

CPHP-IX Windridge Wichita, Kansas	169,660	4,299,053	4,468,713	2,925,324	1969	Dec-87	5-40 YEARS

CPHP-X Bergen Circle Springfield, MA	901,206	13,261,736	14,162,942	8,727,543	1976	Dec-87	5-27.5 YEARS

CPHP-V Jaycee Towers Dayton, Ohio	599,719	5,681,808	6,281,527	3,539,838	1970	Dec-88	27.5 YEARS

CPHP-XVIII Ascension Towers Memphis, Tennessee	176,341	7,709,249	7,885,590	4,933,029	1979	Aug-88	5-27.5 YEARS

Coleman Manor Associates Limited Partnership Coleman Manor Baltimore, MD	61,281	3,601,219	3,662,500	2,235,915	1903	Aug-88	7-27.5 YEARS

CPHP-XX Holiday Heights Fort Worth, TX	202,445	2,281,203	2,483,648	1,638,323	1975	Aug-88	5-40 YEARS

	$2,560,810	$44,863,126	$47,423,936	$29,530,244

CENTURY PACIFIC HOUSING FUND-I
NOTES TO SCHEDULE III — REAL ESTATE AND ACCUMULATED
DEPRECIATION OF OPERATING PARTNERSHIPS IN WHICH
CPHF-I HAS LIMITED PARTNERSHIP INTERESTS
DECEMBER 31, 2005
NOTE 1 — DESCRIPTION OF PROPERTIES
The Properties held by the Operating Partnerships in which the Partnership has invested are housing projects, primarily for families and elderly or handicapped individuals of low and moderate income.
NOTE 2 — SCHEDULE OF ENCUMBRANCES

	Mortgage	Residual	Other
	Notes	Notes	Notes	Total

CPHP-I Charter House	$560,827	$1,962,552	$—	$2,523,379
CPHP-V Jaycee Towers	1,514,795	8,796,755	264,703	10,576,253
CPHP-VII Gulfway Terrace	1,865,888	5,655,767	287,806	7,809,461
CPHP-IX Windridge	2,937,569	1,069,354	76,929	4,083,852
CPHP-X Bergen Circle	4,629,771	14,003,127	966,790	19,599,688
CPHP-XVIII Ascension Towers	2,237,087	9,426,337	556,438	12,219,862
Coleman Manor Associates LP- Coleman Manor	2,062,994	—	40,000	2,102,994
CPHP-XX Holiday Heights	588,545	3,572,368	—	4,160,913

	$16,397,476	$44,486,260	$2,192,666	$63,076,402

NOTE 3 — RECONCILIATION OF REAL ESTATE AND ACCUMULATED DEPRECIATION

		ACCUMULATED
	COST	DEPRECIATION
Balance at December 31, 2002	$73,694,946	$39,237,714
Additions during year:
Improvements	681,543	—
Depreciation	—	2,709,328
Deductions during year:
Cost of real estate sold	(1,322,852)	—
Accumulated depreciation of real estate sold	—	(888,595)

Balance at December 31, 2003	73,053,637	41,058,447

Additions during year:
Improvements	355,944	—
Depreciation	—	2,259,733
Deductions during year:
Cost of real estate sold	(21,583,891)	—
Accumulated depreciation of real estate sold	—	(12,774,492)

Balance at December 31, 2004	51,825,690	30,543,688

Additions during year:
Improvements	319,146	—
Depreciation	—	1,710,396
Deductions during year:
Cost of real estate sold	(4,720,900)
Accumulated depreciation of real estate sold	—	(2,723,840)

Balance at December 31, 2005	$47,423,936	$29,530,244

CENTURY PACIFIC HOUSING FUND-I
MORTGAGE LOANS ON REAL ESTATE OF OPERATING
PARTNERSHIPS IN WHICH CPHF-I HAS
LIMITED PARTNERSHIP INTERESTS
DECEMBER 31, 2005
Schedule IV

			Monthly
			Payments	Original
		Final	to Maturity	Face	Carrying
	Interest	Maturity	(Net of HUD	Amount of	Amount of
Description (1)	Rate	Date	Subsidy)	Mortgage	Mortgage (2)

Century Pacific Housing Partnership I (CPHP-I) —
Charter House		Mar
Dothan, Alabama	7%	2013	$8,238	$1,325,700	$560,827

CPHP-VII Gulfway Terrace New Orleans,		June
Louisiana	7%	2015	8,320	3,616,200	1,865,888

CPHP-IX Windridge		July
Wichita, Kansas	8.625%	2010	23,800	3,060,000	2,937,569

CPHP-X Bergen Circle Springfield,		Mar
Massachusetts	6.92%	2018	4,818	7,381,100	4,629,771

CPHP-V Jaycee Towers		Sept
Dayton, Ohio	8.5%	2012	7,701	3,361,200	1,514,795

CPHP-XVIII Ascension Towers		May
Memphis, Tennessee	7%	2015	9,671	4,290,000	2,237,087

Coleman Manor Associates, LP Coleman Manor		July
Baltimore, Maryland	10%	2029	12,545	2,365,000	2,062,994

CPHP-XX Holiday Heights		April
Fort Worth, Texas	7%	2014	3,272	1,252,700	588,545

			$78,365	$26,651,900	$16,397,476

CENTURY PACIFIC HOUSING FUND-I
MORTGAGE LOANS ON REAL ESTATE OF OPERATING
PARTNERSHIPS IN WHICH CPHF-I HAS
LIMITED PARTNERSHIP INTERESTS, continued
DECEMBER 31, 2005
Schedule IV

			Monthly
			Payments	Original
		Final	to Maturity	Face	Carrying
	Interest	Maturity	(Net of HUD	Amount of	Amount of
Description (1)	Rate	Date	Subsidy)	Mortgage	Mortgage (2)

Century Pacific Partnership I (CPHP-I) Charter House		December
Dothan, Alabama	(1)	2002	(1)	$781,581	$1,962,552

CPHP-VII Gulfway Terrace		December
New Orleans, Louisiana	(1)	2002	(1)	1,255,000	5,655,767

CPHP-IX Windridge		December
Wichita, Kansas	(1)	2002	(1)	1,053,084	1,069,354

CPHP-X Bergen Circle Springfield,		July
Massachusetts	(1)	2013	(1)	3,547,072	14,003,127

CPHP-V Jaycee Towers		October
Dayton, Ohio	(1)	2005	(1)	2,245,673	8,796,755

CPHP-XVIII Ascension Towers		August
Memphis, Tennessee	(1)	2003	(1)	2,404,667	9,426,337

Coleman Manor Associates, LP Coleman Manor Baltimore, Maryland	—	—	(1)	—	—

CPHP-XX Holiday Heights		October
Fort Worth, Texas	(1)	2004	(1)	909,472	3,572,368

				$12,196,549	$44,486,260

CENTURY PACIFIC HOUSING FUND-I
NOTES TO SCHEDULE IV — MORTGAGE LOANS ON REAL
ESTATE OF OPERATING PARTNERSHIPS IN WHICH
CPHF-I HAS LIMITED PARTNERSHIP INTERESTS
DECEMBER 31, 2005
NOTE 1 — DESCRIPTION
Each Operating Partnership has invested in a Property. The Operating Partnerships assumed mortgage loan obligations from the sellers of the properties, and with the exception of two mortgages, all mortgage loan obligations are insured by the United States Department of Housing and Urban Development. All mortgages are secured by the land and buildings of the properties.
In addition, the Operating Partnerships issued residual notes to the sellers of the properties as partial consideration. The notes bear interest at the minimum long-term federal rate as announced from time-to-time pursuant to Section 1274 of the Internal Revenue Code, provided that such rate shall not be less than 7% or greater than 15%. The notes are secured by the interests of the partners in the Owning Partnership. The notes are repayable out of future cash available for distribution and unpaid principal and interest are due at maturity.
NOTE 2 — RECONCILIATION OF MORTGAGES AND RESIDUAL NOTES

	MORTGAGE	RESIDUAL
	LOANS	NOTES
Balance at December 31, 2002	$26,120,524	$64,184,755
Additions during year:
Accrued interest	—	4,787,190
Deductions during year:
Forgiveness of note	(481,884)	(1,077,927)
Payments	(1,149,066)	—

Balance at December 31, 2003	24,489,574	67,894,018
Additions during year:
Accrued interest	—	3,434,909
Deductions during year:
Forgiveness of note	(5,106,553)	(4,075,121)
Payments	(1,120,357)	(18,213,189)

Balance at December 31, 2004	18,262,664	49,040,617
Additions during year:
Accrued interest	—	2,833,505
Deductions during year:
Forgiveness of note	—	(1,938,185)
Payments	(1,865,188)	(5,449,677)

Balance at December 31, 2005	$16,397,476	$44,486,260

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURY PACIFIC HOUSING FUND — I

Date: March 7, 2007	/s/ IRWIN JAY DEUTCH

By: Irwin Jay Deutch, as Managing General Partner

and

Century Pacific Capital I Corporation, as Corporate General Partner and as Attorney-in-Fact for all Investor Limited Partners

Date: March 7, 2007	/s/ IRWIN JAY DEUTCH

By: Irwin Jay Deutch, President

EXHIBITS

Exhibit
Number	Description

31.1	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*  Filed herewith