Form 10-Q
period 2006-06-30
CENTURY PACIFIC HOUSING FUND I
filed 2007-08-27
CIK 809034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑

CENTURY PACIFIC HOUSING FUND I

PART I FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
CENTURY PACIFIC HOUSING FUND-I
BALANCE SHEETS

	June 30,	March 31,
	2006	2006
	(Unaudited)	(Audited)
ASSETS

Receivable from Related Parties (Note 4)	$4,934	$4,934
Less: Allowance for Doubtful Accounts	(4,934)	(4,934)

	0	0
Investments in Limited Partnerships (Note 5)	0	0

	$0	$0

LIABILITIES AND PARTNERS’ DEFICIT

Accounts Payable and Accrued Expenses	$10,800	$10,800
Advance From Affiliate	62,455	62,455
Amounts Payable to Related Parties (Note 4)	1,339,072	1,324,072

	1,412,327	1,397,327

Commitments and Contingencies

Partners’ Deficit, per accompanying statement
General Partners	(406,969)	(406,669)
Limited Partners, $1,000 stated value per unit, 50,000 units authorized, 22,315 units issued and outstanding	(1,005,358)	(990,658)

	(1,412,327)	(1,397,327)

	$0	$0

The accompanying notes are an integral part of these financial statements.

CENTURY PACIFIC HOUSING FUND-I
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30,
	2006	2005
Expenses:
General and Administrative (Note 4)	$15,000	$19,934
Equity in Net Losses of Operating Partnership (Note 5)	0	0

	15,000	19,934

Net Loss	$(15,000)	$(19,934)

Allocation of Net Loss

General Partners	$(300)	$(399)
Limited Partners	(14,700)	(19,535)

	$(15,000)	$(19,934)

Net Loss Per Unit of Limited Partnership Interest	$(.66)	$(.88)

Average Number of Units Outstanding	22,315	22,315

The accompanying notes are an integral part of these financial statements.

CENTURY PACIFIC HOUSING FUND-I
STATEMENTS OF PARTNERS’ DEFICIT
June 30, 2006
(Unaudited)

	General	Limited
	Partners	Partners	Total
Balance at April 1, 2005	$(405,370)	$(927,023)	$(1,332,393)

Net Loss	(1,299)	(63,635)	(64,934)

Balance at March 31, 2006	(406,669)	(990,658)	(1,397,327)

Net Loss	(300)	(14,700)	(15,000)

Partners’ Deficit at June 30, 2006	$(406,969)	$(1,005,358)	$(1,412,327)

Percentage Interest June 30, 2006	2%	98%	100%

The accompanying notes are an integral part of these financial statements.

CENTURY PACIFIC HOUSING FUND-I
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	June 30,
	2006	2005
Cash Flow From Operating Activities:

Net Loss	$(15,000)	$(19,934)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Increase in allowance for doubtful accounts	0	4,934
Increase in payable to related parties	15,000	15,000

Net Cash Provided by (Used in) Operating Activities	$0	$0

Net Increase/(Decrease) in Cash	$0	$0

Cash Beginning of Period	0	0

Cash End of Period	$0	$0

The accompanying notes are an integral part of these financial statements.

CENTURY PACIFIC HOUSING FUND-I
a California limited partnership
JUNE 30, 2006
NOTES TO FINANCIAL STATEMENTS
NOTE 1 — DESCRIPTION OF THE PARTNERSHIP AND ITS ORGANIZATION:
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
The Partnership originally acquired limited partnership interests ranging from 90% to 99% in 21 Operating Partnerships, which invested in rental property. At June 30, 2006, the Partnership owns investments in 7 of these Operating Partnerships.
Basis of Presentation
The accompanying unaudited financial statements of Century Pacific Housing Fund I as of June 30, 2006 and March 31, 2006 (the March 31, 2006 financial information included herein has been extracted from the Partnership’s audited financial statements on Form 10-K) and for the three months ended June 30, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Partnership’s management, all adjustments (consisting of only normal recurring adjustments) considered necessary to fairly present the financial statements have been made.

CENTURY PACIFIC HOUSING FUND-I
a California limited partnership
JUNE 30, 2006
NOTES TO FINANCIAL STATEMENTS (Continued)
The statements of operations for the three months ended June 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the financial statements and related notes thereto included on form 10-K for the years ended March 31, 2006 and 2005.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
The following are the Partnership’s significant accounting policies:
Receivables:
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
Estimates and Assumptions:
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

CENTURY PACIFIC HOUSING FUND-I
a California limited partnership
JUNE 30, 2006
NOTES TO FINANCIAL STATEMENTS (Continued)
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
Net Loss per Unit of Limited Partnership Interest:
Net loss per unit of limited partnership interest is calculated based upon the weighted average number of units of limited partnership interest (units) outstanding.
Note 3 — GOING CONCERN
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Partnership as a going concern. The Partnership’s Operating Partnerships have not achieved the operating results required to provide the Partnership with sufficient cash distributions to fund the Partnership’s administrative costs. Additionally, as of June 30, 2006, the Partnership has incurred allocated losses from all of its Operating Partnerships to the extent of the Partnership’s cash contributions. As a result of the foregoing, the Partnership is dependent upon the general partners and affiliates for continued financial support.
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

CENTURY PACIFIC HOUSING FUND-I
a California limited partnership
JUNE 30, 2006
NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 4 —	TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES OF THE GENERAL PARTNERS:
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
At June 30, 2006 and March 31, 2006, amounts payable to related parties totaling $1,339,072 and $1,324,072, respectively, consist of fees and certain general and administrative costs accrued as an unsecured non-interest bearing payable by the Partnership to the general partners and affiliates. Such fees and allocated costs have been deferred until the Partnership has sufficient cash to pay them.
Receivable from related parties of $4,934 at June 30, 2006 and March 31, 2006 represents unsecured cash advances to several of the Operating Partnerships. An allowance for doubtful accounts has been established for this amount.
At June 30, 2006 and March 31, 2006, CPRC was owed $62,455 for unsecured non-interest bearing, demand cash advances to the Partnership.
The general partners may advance funds to the Partnership to fund operating deficits, but are not obligated to do so. All such loans shall be repaid prior to any distributions of net cash flow. At June 30, 2006 and March 31, 2006, the Partnership had no outstanding advances due to the general partners.
As of June 30, 2006, a third-party buyer has entered into a conditional contract to acquire CPEC, CPCC, CPRC, and their affiliated companies and partnerships from Deutch’s family trust. The sale is anticipated to occur in 2007.

CENTURY PACIFIC HOUSING FUND-I
a California limited partnership
JUNE 30, 2006
NOTES TO FINANCIAL STATEMENTS (Continued)
NOTE 5 — INVESTMENTS IN LIMITED PARTNERSHIPS:
At March 31, 2006, the Partnership owned limited partnership interests in 8 Operating Partnerships which had investments in 8 multi-family rental properties. In 2006 and 2007, two and one of these properties, respectively, were sold.
The Partnership’s equity in net operating losses of its investments in Operating Partnerships has exceeded the investment balance. Consequently, the investment balances have been reduced to zero in accordance with the equity method of accounting.
The names and locations of the Properties in which the Operating Partnerships hold beneficial interests at June 30, 2006 are as follows:

Name of Operating Partnership	Property Name	Location
Century Pacific Housing Partnership-I (CPHP-I)	Charter House	Dothan, Alabama
CPHP-V	Jaycee Towers	Dayton, Ohio
CPHP-VII	Gulfway Terrace	New Orleans, Louisiana
CPHP-IX	Windridge	Wichita, Kansas
CPHP-X	Bergen Circle	Springfield, Massachusetts
CPHP-XIX	Coleman Manor	Baltimore, Maryland
CPHP-XX	Holiday Heights	Fort Worth, Texas
The following combined statements of operations are prepared in accordance with accounting principles generally accepted in the United States of America and summarize the operations of the Operating Partnerships for the three months ended June 30, 2006 and June 30, 2005.

	Three Months Ended
	June 30,
	2006	2005
Revenues
Rental Income	$1,299,505	$1,409,413
Other	125,556	45,979

	1,425,061	1,455,392

Expenses
Operating, General and Administrative	1,144,484	1,221,614
Depreciation	297,196	343,247
Interest	759,068	777,218

	2,200,748	2,342,079

Operating Loss	(775,687)	(886,687)

Discontinued Operations
Loss from Operations	(165,079)	(281,086)
Gain from property dispositions	125,890	4,232,477
Gain from debt cancellation	9,597,227	1,938,185

	9,558,038	5,889,576

Net Income	$8,782,351	$5,002,889

CENTURY PACIFIC HOUSING FUND-I
a California limited partnership
JUNE 30, 2006
NOTES TO FINANCIAL STATEMENTS (Continued)
In 2006, Other Revenue includes insurance proceeds related to the property located in New Orleans, Louisiana which remains vacant after sustaining damage from Hurricane Katrina in 2005. The property is in the process of repair.
In June 2006, an Operating Partnership, Ascension Towers, located in Memphis, Tennessee, was sold for $3,015,000. Cash proceeds of $846,519 were used to satisfy obligations of the Operating Partnership.
In May 2005, an Operating Partnership, Harriet Tubman Terrace, located in Berkeley, California, sold a property for $6,650,937 for a gain of $4,232,477. Cash proceeds of $3,008,942, net of a mortgage receivable of $2,471,882 provided by the Operating Partnership to the buyer, were used to satisfy obligations of the Operating Partnership.
NOTE 6 – SUBSEQUENT EVENTS
In December 2006, an Operating Partnership, Coleman Manor, located in Baltimore, Maryland, was sold for $2,254,083. There were no cash proceeds resulting from the sale.
In April 2007, an Operating Partnership, Charter House, located in Dothan, Alabama, was sold for $2,000,000. Cash proceeds from the sale were used to satisfy obligations of the operating partnership.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
Results of Operations
Three months ended June 30, 2006 compared to three months ended June 30, 2005
For the three month periods ended June 30, 2006 and 2005, the Partnership recorded net losses of $15,000 and $19,934, respectively. The net losses are substantially equal to the reimbursement paid to Century Pacific Equity Corporation (CPEC), an affiliate, for overhead allocations.
In accordance with the equity method of accounting for limited partnership interests, the Partnership does not recognize losses from investment properties when losses exceed the Partnership’s equity method basis in these properties. All of the Partnership’s investments have an equity method basis of zero at June 30, 2006.
The average occupancy level of the Operating Partnerships decreased to approximately 81% from approximately 94% for the three months ended June 30, 2006 and 2005, respectively. This is due primarily the vacant property located in New Orleans, Louisiana which sustained significant damage after Hurricane Katrina in 2005. Insurance proceeds have been received and the property is in the process of being rebuilt.

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
Liquidity and Capital Resources
As of June 30, 2006, the Partnership’s portfolio consists of 7 properties. The properties are located in 7 states and contain 997 residential units. The average occupancy level for all properties during calendar year 2005 was approximately 90% and most properties generated sufficient revenue to cover operating costs, debt service, and the funding of reserves.
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
CRITICAL ACCOUNTING POLICIES
Management’s discussion and analysis of financial condition and results of operations are based upon our unaudited financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. Such financial statement preparation requires management to make judgments and use estimates regarding significant accounting policies. We consider an accounting policy to be significant if it is important to our financial condition and results, and requires significant judgment and estimates on the part of management in its application. A summary of our significant accounting policies is included in Note 2 to our financial statements for the year ended March 31, 2006, which are included in the Form 10-K. Our significant accounting estimates and the related assumptions are evaluated periodically as conditions warrant, and changes to such estimates are recorded as new information or changed conditions require revision. Application of the critical accounting policies requires management’s significant judgments, often as the result of the need to make estimates for matters that are inherently uncertain. If actual results were to differ materially from the estimates made, the reported results could be materially affected. There have been no significant changes in the application of the critical accounting policies, or in the assumptions or estimates relating thereto, since March 31, 2006.
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
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS – None
ITEM 1a. MATERIAL CHANGES IN RISK FACTORS — None
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
Date: August 27, 2007

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