Form 10-Q
period 2006-09-30
CENTURY PACIFIC HOUSING FUND I
filed 2007-10-16
CIK 809034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
Commission file number 033-11194
CENTURY PACIFIC HOUSING FUND-I
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation of organization)	95-3938971 (I.R.S. Employer Identification Number)

1 E. Stow Road Marlton, NJ (Address of principal executive offices)	08053 (Zip Code)
(856)596-3008
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
Yes ☐      No ☑

CENTURY PACIFIC HOUSING FUND I

PART I FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
CENTURY PACIFIC HOUSING FUND-I
BALANCE SHEETS

	September 30,	March 31,
	2006	2006
	(Unaudited)	(Audited)

ASSETS

Receivable from Related Parties (Note 4)	$4,934	$4,934
Less: Allowance for Doubtful Accounts	(4,934)	(4,934)

	0	0
Investments in Limited Partnerships (Note 5)	0	0

	$0	$0

LIABILITIES AND PARTNERS’ DEFICIT

Accounts Payable and Accrued Expenses	$10,800	$10,800
Advance from Affiliate (Note 4)	62,455	62,455
Amounts Payable to Related Parties (Note 4)	1,354,072	1,324,072

	1,427,327	1,397,327

Commitments and Contingencies

Partners’ Deficit, per accompanying statement
General Partners	(407,269)	(406,669)
Limited Partners, $1,000 stated value per unit, 50,000 units authorized, 22,315 units issued and Outstanding	(1,020,058)	(990,658)

	(1,427,327)	(1,397,327)

	$0	$0

The accompanying notes are an integral part of these financial statements.

CENTURY PACIFIC HOUSING FUND-I
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended				Six Months Ended
	September 30,				September 30,
	2006		2005		2006		2005
Expenses:
General and Administrative (Note 4)		$15,000		$15,000		$30,000		$34,934
Equity in Net Losses of Operating Partnerships (Note 5)		0		0		0		0

		15,000		15,000		30,000		34,934

Net Loss		$(15,000)		$(15,000)		$(30,000)		$(34,934)

Allocation of Net Loss
General Partners		$(300)		$(300)		$(600)		$(699)
Limited Partners		(14,700)		(14,700)		(29,400)		(34,235)

		$(15,000)		$(15,000)		$(30,000)		$(34,934)

Net Loss Per Unit of Limited Partnership Interest	$	( .66)	$	( .66)	$	(1.32)	$	(1.53)

Average Number of Units Outstanding		22,315		22,315		22,315		22,315

The accompanying notes are an integral part of these financial statements.

CENTURY PACIFIC HOUSING FUND-I
STATEMENT OF PARTNERS’ DEFICIT
September 30, 2006
(Unaudited)

	General	Limited
	Partners	Partners	Total

Balance at March 31, 2006	$(406,669)	$(990,658)	$(1,397,327)

Net Loss	(600)	(29,400)	(30,000)

Partners’ Deficit at September 30, 2006	$(407,269)	$(1,020,058)	$(1,427,327)

Percentage Interest September 30, 2006	2%	98%	100%

The accompanying notes are an integral part of these financial statements.

CENTURY PACIFIC HOUSING FUND-I
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	September 30,
	2006	2005
Cash Flow from Operating Activities:
Net Loss	($30,000)	($34,934)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Increase in allowance for doubtful accounts	0	4,934
Increase in payable to related parties	30,000	30,000

Net Cash Provided by (Used in) Operating Activities	$0	$0

Net Increase/(Decrease)in Cash	$0	$0
Cash Beginning of Period	0	0

Cash End of Period	$0	$0

The accompanying notes are an integral part of these financial statements.

CENTURY PACIFIC HOUSING FUND-I
A California Limited Partnership
SEPTEMBER 30, 2006
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
The Partnership originally acquired limited partnership interests ranging from 90% to 99% in 21 Operating Partnerships, which invested in rental property. At September 30, 2006, the Partnership owns investments in 7 of these Operating Partnerships.
Upon dissolution of the Partnership, the Partnership assets or proceeds, if any, shall be first used to satisfy the Partnership debts and liabilities, and the balance, if any, shall be distributed among the Partners in accordance with the Partnership Agreement.
Basis of Presentation
The accompanying unaudited financial statements of Century Pacific Housing Fund I as of September 30, 2006 and March 31, 2006 (the March 31, 2006 financial information included herein has been extracted from the Partnership’s audited financial statements on Form 10-K) and for the three and six months ended September 30, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Partnership’s management, all adjustments (consisting of only normal recurring adjustments) considered necessary to fairly present the financial statements have been made.

CENTURY PACIFIC HOUSING FUND-I
A California Limited Partnership
SEPTEMBER 30, 2006
NOTES TO FINANCIAL STATEMENTS (Continued)
The statements of operations for the three and six months ended September 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the financial statements and related notes thereto included on form 10-K for the years ended March 31, 2006 and 2005.
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
SEPTEMBER 30, 2006
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
NOTE 3 — GOING CONCERN
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Partnership as a going concern. The Partnership’s Operating Partnerships have not achieved the operating results required to provide the Partnership with sufficient cash distributions to fund the Partnership’s administrative costs. Additionally, as of September 30, 2006, the Partnership has incurred allocated losses from all of its Operating Partnerships to the extent of the Partnership’s cash contributions. As a result of the foregoing, the Partnership is dependent upon the general partners and affiliates for continued financial support.
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
Management maintains that the general partners and affiliates, though not required to do so, will continue to fund current operations by deferring payment to related parties of allocated overhead expenses, and by funding any Partnership operating costs. Unpaid allocated overhead expenses will accrue and become payable when the Operating Partnerships either generate sufficient cash distributions to the Partnership to cover such expenses or when the Operating Partnerships are sold. At the present time, management is aware that the General Partners of the Operating Partnerships are making a conscious effort to sell these properties. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CENTURY PACIFIC HOUSING FUND-I
A California Limited Partnership
SEPTEMBER 30, 2006
NOTES TO FINANCIAL STATEMENTS (Continued)
NOTE 4 — TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES OF THE GENERAL PARTNERS:
The General Partners of the Partnership are CPCC and Irwin Jay Deutch. The original limited partner of the Partnership is Westwood Associates whose partners are Irwin Jay Deutch, key employees and former key employees of CPCC. Century Pacific Placement Corporation (“CPPC”), an affiliate of the General Partners, served as the broker-dealer-manager for sales of limited partnership interests in the Partnership. Century Pacific Realty Corporation (“CPRC”), an affiliate of CPCC, is a general partner in six of the Operating Partnerships. Century Pacific Equity Corporation (“CPEC”), an affiliate, is reimbursed by the Partnership for certain overhead allocations.
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
At September 30, 2006 and March 31, 2006, amounts payable to related parties totaling $1,354,072 and $1,324,072, respectively, consist of fees and certain general and administrative costs accrued as an unsecured non-interest bearing payable by the Partnership to the general partners and affiliates. Such fees and allocated costs have been deferred until the Partnership has sufficient cash to pay them.
Receivable from related parties of $4,934 at September 30, 2006 and March 31, 2006 represents unsecured cash advances to several of the Operating Partnerships. An allowance for doubtful accounts has been established for this amount.
At September 30, 2006 and March 31, 2006, CPRC was owed $62,455 for unsecured, non-interest bearing, demand cash advances to the Partnership.
The general partners may advance funds to the Partnership to fund operating deficits, but are not obligated to do so. All such loans shall be repaid prior to any distributions of net cash flow. At September 30, 2006 and March 31, 2006, the Partnership had no outstanding advances due to the general partners.
As of September 30, 2006, a third-party buyer has entered into a conditional contract to acquire CPEC, CPCC, CPRC, and their affiliated companies and partnerships from Deutch’s family trust. The sale is anticipated to occur in 2008.
NOTE 5 — INVESTMENTS IN LIMITED PARTNERSHIPS:
At March 31, 2006, the Partnership owned limited partnership interests in 8 Operating Partnerships which had investments in 8 multi-family rental

CENTURY PACIFIC HOUSING FUND-I
A California Limited Partnership
SEPTEMBER 30, 2006
NOTES TO FINANCIAL STATEMENTS (Continued)
properties. Two of these properties were sold in 2006 and four properties were sold in 2007.
The Partnership’s equity in net operating losses in Operating Partnerships has exceeded the investment balance. Consequently, the investment balances have been reduced to zero in accordance with the equity method of accounting.
The names and locations of the Properties in which the Operating Partnerships hold beneficial interests at September 30, 2006 are as follows:

Name of Operating
Partnership	Property Name	Units	Location
Century Pacific Housing Partnership-I (CPHP-I)	Charter House	100	Dothan, Alabama
CPHP-V	Jaycee Towers	204	Dayton, Ohio
CPHP-VII	Gulfway Terrace	206	New Orleans, Louisiana
CPHP-IX	Windridge	136	Wichita, Kansas
CPHP-X	Bergen Circle	201	Springfield, Massachusetts
CPHP-XIX	Coleman Manor	50	Baltimore, Maryland
CPHP-XX	Holiday Heights	100	Fort Worth, Texas

		997
The following combined statements of operations are prepared in accordance with accounting principles generally accepted in the United States of America and summarize the operations of the Operating Partnerships for the three months ended September 30, 2006 and September 30, 2005 and for the six months ended September 30, 2006 and September 30, 2005.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues
Rental Income	$1,288,343	$1,486,286	$2,587,848	$2,895,699
Other	941,642	53,781	1,067,198	99,760

	2,229,985	1,540,067	3,655,046	2,995,459
Expenses
Operating, General and Administrative	1,027,263	1,147,551	2,171,747	2,369,165
Depreciation	248,767	343,370	545,963	686,617
Interest	758,911	769,073	1,517,979	1,546,291

	2,034,941	2,259,994	4,235,689	4,602,073

Operating Income/(Loss)	195,044	(719,927)	(580,643)	(1,606,614)

Discontinued Operations Loss from Operations	—	(203,052)	(165,079)	(484,138)
Gain from Property Dispositions	—	—	125,890	4,232,477
Gain from Debt Cancellation	—	—	9,597,227	1,938,185

	—	—	9,558,038	5,686,524

Net Income/(Loss)	$195,044	($922,979)	$8,977,395	$4,079,910

CENTURY PACIFIC HOUSING FUND-I
A California Limited Partnership
SEPTEMBER 30, 2006
NOTES TO FINANCIAL STATEMENTS (Continued)
In 2006, Other Revenue includes insurance proceeds from an Operating Partnership, Gulfway Terrace, located in New Orleans, Louisiana, resulting from damage sustained from Hurricane Katrina in 2005.
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
NOTE 6 — SUBSEQUENT EVENTS
In December 2006, an Operating Partnership, Coleman Manor, located in Baltimore, Maryland, was sold for $2,254,083. There were no cash proceeds resulting from the sale.
In April 2007, an Operating Partnership, Charter House, located in Dothan, Alabama, was sold for $2,000,000. Cash proceeds from the sale were used to satisfy obligations of the Operating Partnership.
In September 2007, two Operating Partnerships were sold. Windridge Apartments, located in Wichita, Kansas, was sold for $3,922,674. Gulfway Terrace, located in New Orleans, Louisiana, was sold for $3,500,000. Cash proceeds from the sales were used to satisfy obligations of the Operating Partnerships.
In October 2007, an Operating Partnership, Holiday Heights, located in Fort Worth, Texas, was sold for $2,500,000. Cash proceeds from the sale were used to satisfy obligations of the Operating Partnership.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
Results of Operations
Three months ended September 30, 2006 compared to three months ended September 30, 2005
For the three month periods ended September 30, 2006 and 2005, the Partnership recorded net losses of $15,000 and $15,000, respectively. The net losses are equal to the reimbursement paid to CPEC, an affiliate, for overhead allocations.
In accordance with the equity method of accounting for limited partnership interests, the Partnership does not recognize losses from investment properties when losses exceed the Partnership’s equity method basis in these properties. All of the Partnership’s investments have an equity method basis of zero at September 30, 2006.

The average occupancy level of the Operating Partnerships decreased to approximately 82% from approximately 92% for the three months ended September 30, 2006 and 2005, respectively. This is due primarily to the vacant property located in New Orleans, Louisiana which sustained significant damage after Hurricane Katrina in 2005.
The majority of properties owned by the Operating Partnerships are in a position of functional obsolescence and need substantial rehabilitation. The Operating Partnerships do not have the funds to address the growing deferred maintenance. Infusion of capital is necessary to keep the projects viable and maintain them as decent, safe and quality housing. Refinancing is not an option in view of the indebtedness on the properties surpassing their fair market value.
Six months ended September 30, 2006 compared to six months ended September 30, 2005
For the six month periods ended September 30, 2006 and 2005, the Partnership recorded net losses of $30,000 and $34,934, respectively. The net losses are substantially equal to the reimbursement paid to CPEC, an affiliate, for overhead allocations.
In accordance with the equity method of accounting for limited partnership interests, the Partnership does not recognize losses from investment properties when losses exceed the Partnership’s equity method basis in these properties. All of the Partnership’s investments have an equity method basis of zero at September 30, 2006.
The average occupancy level of the Operating Partnerships decreased to approximately 82% from approximately 93% for the six months ended September 30, 2006 and 2005, respectively. This is due primarily to the vacant property located in New Orleans, Louisiana which sustained significant damage after Hurricane Katrina in 2005.
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
Liquidity and Capital Resources
As of September 30, 2006, the Partnership’s portfolio consists of 7 properties. The properties are located in 7 states and contain 997 residential units. The average occupancy level for all properties during calendar year 2005 was approximately 90% and most properties generated sufficient revenue to cover operating costs, debt service, and the funding of reserves.
The government restricts rental rate increases. A substantial amount of the revenue generated by these properties comes from rental subsidy payments made by federal or state housing agencies. These features, which are characteristic of all low-income housing properties, limit the pool of potential buyers for these real estate assets. As a limited partner of the Operating Partnerships, the Partnership does not control property disposition decisions, and management is aware of the intention of the General Partners of the Operating Partnerships to sell the investment properties in the near future.

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
ITEM 1.   LEGAL PROCEEDINGS — None
ITEM 1a. MATERIAL CHANGES IN RISK FACTORS — None
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS — None
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES — None
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS — None
ITEM 5.   OTHER INFORMATION — None
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits

We have listed the exhibits by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K on the Exhibit list attached to this report.
(b)	Reports on Form 8-K — None

* * * SIGNATURE * * *
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: October 9, 2007

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