Form 10-Q
period 2006-12-31
CENTURY PACIFIC HOUSING FUND I
filed 2007-12-19
CIK 809034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended December 31, 2006
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
Yes ☐     No ☑

CENTURY PACIFIC HOUSING FUND I
TABLE OF CONTENTS

		Page

PART I	FINANCIAL INFORMATION
	Item 1 Financial Information	3
	Item 2 Management’s Discussion and Analysis Of Financial Condition and Results of Operations	12
	Item 3 Quantitative and Qualitative Disclosures About Market Risk	15
	Item 4 Controls and Procedures	15

PART II	OTHER INFORMATION

	Item 1 Legal Proceedings	15
	Item 1a Material Changes in Risk Factors	15
	Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	15
	Item 3 Defaults Upon Senior Securities	15
	Item 4 Submission of Matters to a Vote of Security Holders	15
	Item 5 Other Information	15
	Item 6 Exhibits and Reports on Form 8-K	15

SIGNATURES

CERTIFICATIONS

EXHIBITS

Certification Pursuant to 15 U.S.C. Section 7241
Certification Pursuant to 15 U.S.C. Section 7241
Certification Pursuant to 18 U.S.C. Section 1350
Certification Pursuant to 18 U.S.C. Section 1350
Certification Pursuant to 15 USC
Certification Pursuant to 15 USC
Certification Pursuant to 18 USC
Certification Pursuant to 18 USC

PART I FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
CENTURY PACIFIC HOUSING FUND-I
BALANCE SHEETS

	December 31,	March 31,
	2006	2006
	(Unaudited)	(Audited)

ASSETS
Receivable from Related Parties (Note 4)	$4,934	$4,934
Less: Allowance for Doubtful Accounts	(4,934)	(4,934)

	0	0
Investments in Limited Partnerships (Note 5)	0	0

	$0	$0

LIABILITIES AND PARTNERS’ DEFICIT
Accounts Payable and Accrued Expenses	$10,800	$10,800
Advance From Affiliate (Note 4)	62,455	62,455
Amounts Payable to Related Parties (Note 4)	1,369,072	1,324,072

	1,442,327	1,397,327

Commitments and Contingencies

Partners’ Deficit, per accompanying, statement
General Partners	(407,569)	(406,669)
Limited Partners, $1,000 stated value per unit, 50,000 units authorized, 22,315 units issued and outstanding	(1,034,758)	(990,658)

	(1,442,327)	(1,397,327)

	$0	$0

The accompanying notes are an integral part of these financial statements.

CENTURY PACIFIC HOUSING FUND-I
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005

Expenses:
General and Administrative (Note 4)	$15,000	$15,000	$45,000	$49,934
Equity in Net Losses of Operating Partnerships (Note 5)	0	0	0	0

	15,000	15,000	45,000	49,934

Net Loss	$(15,000)	$(15,000)	$(45,000)	$(49,934)

Allocation of Net Loss
General Partners	$(300)	$(300)	$(900)	$(999)
Limited Partners	(14,700)	(14,700)	(44,100)	(48,935)

	$(15,000)	$(15,000)	$(45,000)	$(49,934)

Net Loss Per Unit of Limited Partnership Interest	$(.66)	$(.66)	$(1.98)	$(2.19)

Average Number of Units Outstanding	22,315	22,315	22,315	22,315

The accompanying notes are an integral part of these financial statements.

CENTURY PACIFIC HOUSING FUND-I
STATEMENT OF PARTNERS’ DEFICIT
December 31, 2006
(Unaudited)

	General	Limited
	Partners	Partners	Total
Balance at March 31, 2006	$(406,669)	$(990,658)	$(1,397,327)
Net Loss	(900)	(44,100)	(45,000)

Partners’ Deficit at December 31, 2006	$(407,569)	$(1,034,758)	$(1,442,327)

Percentage Interest December 31, 2006	2%	98%	100%

The accompanying notes are an integral part of these financial statements.

CENTURY PACIFIC HOUSING FUND-I
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	December 31,
	2006	2005

Cash Flow From Operating Activities:
Net Loss	$(45,000)	$(49,934)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Increase in allowance for doubtful accounts	0	4,934
Increase in payable to related parties	45,000	45,000

Net Cash Provided by (Used in) Operating Activities	$0	$0

Net Increase/(Decrease) in Cash	$0	$0
Cash at Beginning of Period	0	0

Cash at End of Period	$0	$0

The accompanying notes are an integral part of this financial statement.

CENTURY PACIFIC HOUSING FUND-I
A California Limited Partnership
DECEMBER 31, 2006
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
The Partnership originally acquired limited partnership interests ranging from 90% to 99% in 21 Operating Partnerships, which invested in rental property. At December 31, 2006, the Partnership owns investments in 6 of these Operating Partnerships, of which 4 were sold through October 2007. Further, the Partnership has suffered recurring operating losses, has no cash resources, has not received Operating Partnership distributions, and has had a continuing deficit partners’ capital through December 31, 2006. Due to these factors, the General Partner is evaluating a course of action to pursue for the Partnership.
Upon dissolution of the Partnership, the Partnership assets or proceeds, if any, shall be first used to satisfy the Partnership debts and liabilities and the balance, if any, shall be distributed among the Partners in accordance with the Partnership Agreement.
Basis of Presentation
The accompanying unaudited financial statements of Century Pacific Housing Fund I as of December 31, 2006 and March 31, 2006 (the March 31, 2006 financial information included herein has been extracted from the Partnership’s audited financial statements on Form 10-K) and for the three and nine months ended December 31, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete

CENTURY PACIFIC HOUSING FUND-I
A California Limited Partnership
DECEMBER 31, 2006
NOTES TO FINANCIAL STATEMENTS
financial statements. In the opinion of the Partnership’s management, all adjustments (consisting of only normal recurring adjustments) considered necessary to fairly present the financial statements have been made.
The statements of operations for the three and nine months ended December 31, 2006 and 2005 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the financial statements and related notes thereto included on form 10-K for the years ended March 31, 2006 and 2005.
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
DECEMBER 31, 2006
NOTES TO FINANCIAL STATEMENTS
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
The December 31, 2006 auditors’ reports on two of the Operating Partnerships’ financial statements contained an explanatory paragraph relating to going concern issues. One concerned the maturity of a purchase note for which the Operating Partnership will not be able to satisfy the obligation. The second going concern issue related to a mortgage default by the Operating Partnership after major damage to the property was sustained by Hurricane Katrina in 2005.
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
DECEMBER 31, 2006
NOTES TO FINANCIAL STATEMENTS
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
The General Partners have an aggregate one percent interest in the Partnership, as does the original limited partner. CPRC has an ownership interest in five of the Operating Partnerships between 1% and 2%.
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
At December 31, 2006 and March 31, 2006, amounts payable to related parties totaling $1,369,072 and $1,324,072, respectively, consist of fees and certain general and administrative costs accrued as an unsecured non-interest bearing payable by the Partnership to the general partners and affiliates. Such fees and allocated costs have been deferred until the Partnership has sufficient cash to pay them.
Receivable from related parties of $4,934 at December 31, 2006 and March 31, 2006 represents unsecured cash advances to several of the Operating Partnerships. An allowance for doubtful accounts was established for this amount.
At December 31, 2006 and March 31, 2006, CPRC was owed $62,455 for unsecured, non-interest bearing, demand cash advances to the Partnership.
The general partners may advance funds to the Partnership to fund operating deficits, but are not obligated to do so. All such loans shall be repaid prior to any distributions of net cash flow. At December 31, 2006 and March 31, 2006, the Partnership had no outstanding advances due to the general partners.
As of December 31, 2006, a third-party buyer has entered into a conditional contract to acquire CPEC, CPCC, CPRC, and their affiliated companies and partnerships from Deutch’s family trust. The sale is anticipated to occur in 2008.
NOTE 5 — INVESTMENTS IN LIMITED PARTNERSHIPS:
At March 31, 2006, the Partnership owned limited partnership interests in 8 Operating Partnerships which had investments in 8 multi-family rental

CENTURY PACIFIC HOUSING FUND-I
A California Limited Partnership
DECEMBER 31, 2006
NOTES TO FINANCIAL STATEMENTS
properties. Two of these properties were sold in 2006 and four properties were sold in 2007.
The Partnership’s equity in net operating losses in Operating Partnerships has exceeded the investment balance. Consequently, the investment balances have been reduced to zero in accordance with the equity method of accounting.
The names and locations of the Properties in which the Operating Partnerships hold beneficial interests at December 31, 2006 are as follows:

Name of
Operating Partnership	Property Name	Units	Location

Century Pacific Housing Partnership-I (CPHP-I)	Charter House	100	Dothan, Alabama
CPHP-V	Jaycee Towers	204	Dayton, Ohio
CPHP-VII	Gulfway Terrace	206	New Orleans, Louisiana
CPHP-IX	Windridge	136	Wichita, Kansas
CPHP-X	Bergen Circle	201	Springfield, Massachusetts
CPHP-XX	Holiday Heights	100	Fort Worth, Texas

		947
The following combined statements of operations are prepared in accordance with accounting principles generally accepted in the United States of America and summarize the operations of the Operating Partnerships for the three months ended December 31, 2006 and December 31, 2005 and for the nine months ended December 31, 2006 and December 31, 2005.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Revenues
Rental Income	$1,238,294	$1,282,056	$3,635,473	$3,988,800
Other	198,643	163,249	1,260,913	260,665

	1,436,937	1,445,305	4,896,386	4,249,465

Expenses
Oper, Gen.& Adm.	1,275,184	1,178,199	3,347,733	3,457,459
Depreciation	309,934	306,171	795,874	930,103
Interest	711,366	476,903	2,126,207	1,938,194

	2,296,484	1,961,273	6,269,814	6,325,756

Operating Loss	(859,547)	(515,968)	(1,373,428)	(2,076,291)

Discontinued Operations
Loss from Operations	(97,794)	(280,868)	(329,635)	(811,296)
Gain from Property Dispositions	847,949	—	973,839	4,232,477
Gain from Debt Cancellation	—	—	9,597,227	1,938,185

	750,155	—	10,241,431	5,359,366

Net Income/(Loss)	$(109,392)	$(796,836)	$8,868,003	$3,283,075

CENTURY PACIFIC HOUSING FUND-I
A California Limited Partnership
DECEMBER 31, 2006
NOTES TO FINANCIAL STATEMENTS
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
Results of Operations
Three months ended December 31, 2006 compared to three months ended December 31, 2005
For the three month periods ended December 31, 2006 and 2005, the Partnership recorded net losses of $15,000 and $15,000, respectively. The net losses are equal to the reimbursement paid to CPEC, an affiliate, for overhead allocations.
In accordance with the equity method of accounting for limited partnership interests, the Partnership does not recognize losses from investment properties when losses exceed the Partnership’s equity method basis in these properties. All of the Partnership’s investments have an equity method basis of zero at December 31, 2006.

The average occupancy level of the Operating Partnerships decreased to approximately 79% from 82% for the three months ended December 31, 2006 and 2005. This is due primarily to vacancies at a property which sustained damage from Hurricane Katrina in 2005.
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
Nine months ended December 31, 2006 compared to nine months ended December 31, 2005
For the nine month periods ended December 31, 2006 and 2005, the Partnership recorded net losses of $45,000 and $49,934, respectively. The net losses are substantially equal to the reimbursement paid to CPEC, an affiliate, for overhead allocations.
In accordance with the equity method of accounting for limited partnership interests, the Partnership does not recognize losses from investment properties when losses exceed the Partnership’s equity method basis in these properties. All of the Partnership’s investments have an equity method basis of zero at December 31, 2006.
The average occupancy level of the Operating Partnerships remained relatively constant at approximately 82% for the nine months ended December 31, 2006 and 2005.
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
Liquidity and Capital Resources
As of December 31, 2006, the Partnership’s portfolio consists of 6 properties, of which 4 were sold through October 2007. Further, the Partnership has suffered recurring operating losses, has no cash resources, has not received Operating Partnership distributions, and has had a continuing deficit partners’ capital through December 31, 2006. Due to these factors, the General Partner is evaluating a course of action to pursue for the Partnership. The properties are located in 6 states and contain 947 residential units. The average occupancy level for all properties at December 31, 2006 was approximately 79% and most properties generated sufficient revenue to cover operating costs, debt service, and the funding of reserves.
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
ITEM 4. CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures

The Partnership’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, they have concluded that the Partnership’s current disclosure controls and procedures are effective in timely providing them with material information relating to the Partnership required to be disclosed in the reports of the Partnership files or submits under the Exchange Act.

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

* * * SIGNATURE * * *
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: December 18, 2007

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