Form 10-K
period 2007-03-31
CENTURY PACIFIC HOUSING FUND I
filed 2008-03-04
CIK 809034

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED MARCH 31, 2007
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
Yes ☐                    No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐                    No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed with the Commission by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑                    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference I Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐                    No ☑
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

PART I
ITEM 1. BUSINESS
Century Pacific Housing Fund-I (the Partnership) was formed on October 6, 1986 as a limited partnership under the laws of the State of California to invest in multi-family housing developments. The Partnership’s business is to invest primarily in other limited partnerships (Operating Partnerships) that are organized for the purpose of either constructing or acquiring and operating existing affordable multi-family rental apartments that are eligible for the Low-Income Housing Tax Credit, or to a lesser extent, the Rehabilitation Tax Credit, both enacted by the Tax Reform Act of 1986 (sometimes referred to as Credits or Tax Credits). The Partnership invested in 21 properties (the properties), 6 of which are still owned at March 31, 2007. Each of the properties qualifies for the Low-Income Housing Tax Credit. All of these properties receive one or more forms of assistance from federal, state or local governments. A summary of the Partnership’s objectives and a summary of the Tax Credits are provided in the Prospectus under “Investment Objectives and Policies” and “Federal Income Tax Aspects” on pages 45 and 79, respectively, and are incorporated herein by reference.
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

The Partnership’s primary objective is to provide Low-Income Housing Tax Credits to limited partners generally over a 10-year period. Each of the Partnership’s Operating Partnerships has been allocated by the relevant state tax credit agency an amount of the Low-Income Housing Tax Credit for 10 years from the date the property is placed-in-service. The required holding period of the properties is 15 years (the Compliance Period). The properties must satisfy rent restrictions, tenant income limitations and other requirements (the Low-Income Housing Tax Credit Requirements) in order to maintain eligibility for recognition of the Low-Income Housing Tax Credit at all times during the Compliance Period. Once an Operating Partnership has become eligible for the Low-Income Housing Tax Credit, it may lose such eligibility and suffer an event of recapture of previously taken tax credits if its property fails to remain in compliance with the Low-Income Housing Tax Credit requirements. During 2006, none of the Operating Partnerships have suffered an event of recapture of the Low-Income Housing Tax Credits. 2002 was the final year of credits.
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
ITEM 1A. RISK FACTORS
THERE IS NO PUBLIC MARKET FOR THE UNITS, AND A PARTNER MAY BE UNABLE TO SELL OR TRANSFER UNITS AT A TIME AND PRICE OF THEIR CHOOSING
There exists no public market for the units, and the General Partner does not expect a public market for units to develop. The units cannot be pledged or transferred without the consent of the General Partner.
THE PARTNERSHIP PAYS FEES TO THE GENERAL PARTNER AND AFFILIATES, WHICH MAY REDUCE CASH AVAILABLE, IF ANY, FOR DISTRIBUTIONS
The General Partner and affiliates receive certain fees. Such fees were established by the General Partner at the inception of the Partnership and were not based on arm’s length transactions.
THE PARTNERSHIP IS CURRENTLY EXPERIENCING A LIQUIDITY PROBLEM
The Partnership’s Operating Partnerships have not achieved the operating results required to provide the Partnership with sufficient cash distributions to fund the Partnership’s administrative costs. Additionally, as of March 31, 2007, the Partnership has incurred allocated losses from all of its Operating Partnerships to the extent of the Partnership’s cash contributions. As a result of the foregoing, the Partnership is dependent upon the general partners and affiliates for continued financial support.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
As of March 31, 2007, the Partnership had acquired equity interests in the Operating Partnerships set forth in the table below. Each of the properties acquired by the Operating Partnerships receives benefits under government assistance programs. The table set forth below summarizes the properties acquired, and the purchase price, encumbrances and the government assistance programs benefiting each property. Further information concerning these Properties may be found in Supplement No. 3 to the Prospectus, pages 4 through 66, which information is incorporated herein by reference and is summarized below.

	Average
Property Name	Occu-	Initial	Initial				Government
Location	pancy	Purchase	Cash Down	Mortgage	Residual		Assistance
Rental Units	2006	Price	Payment	Assumed	Note	Other Notes	Program

Century Pacific Housing Partnership V — (CPHP V) Jaycee Towers Dayton, Ohio 204 residential units	98%	$5,700,000	$400,196	$1,341,204	$9,522,755	$264,703	Section 236

CPHP — XX Holiday Heights Fort Worth, TX 100 residential units	95%	2,200,000	191,000	534,618	3,865,659	—	Section 236 Section 8

CPHP — I — Charter House Dothan, AL 100 residential units	100%	2,146,460	196,000	499,275	2,026,720	—	Section 236

CPHP — VII — Gulfway Terrace New Orleans, LA 206 residential units	0%	5,700,000	683,000	1,720,768	6,120,105	287,806	Section 236 Section 8

CPHP —IX — Windridge Apartments Wichita, KS 136 residential units	95%	3,500,000	382,000	2,907,654	1,154,248	82,137	Section 221(d)(3) Section 8 Flexible Subsidy Loan

CPHP — X — Bergen Circle Springfield, MA 201 residential units	93%	12,261,000	1,768,000	4,403,192	14,861,569	1,033,487	Section 236 Section 8

		$31,507,460	$3,620,196	$11,406,711	$37,551,056	$1,668,133

ITEM 3. LEGAL PROCEEDINGS
As of the date of this report, there were no pending legal proceedings against the Partnership or any Operating Partnership in which it has invested.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no submissions of matters to a vote of security holders during the year ended March 31, 2007.
PART II
ITEM 5. MARKET FOR THE REGISTRANT’S PARTNERSHIP INTERESTS
There is presently no public market for the Units of limited partnership interests (the Units), and it is unlikely that any public market for the Units will develop. See the Prospectus under “Transferability of Interests” on pages 29 and 72 of the Prospectus, which information is incorporated herein by reference. The number of owners of Units as of February 13, 2008 was approximately 2,088, holding 22,315 units. As of February 13, 2008 there were no cash distributions.
ITEM 6. SELECTED FINANCIAL DATA
The selected financial data set forth below, insofar as they relate to each of the three years ended March 31, 2007, and as of March 31, 2007 and 2006, are derived from, and are qualified by reference to, our audited financial statements included herein and should be read in conjunction with those financial statements and the notes thereto. The selected financial data as of March 31, 2005, 2004 and 2003 and for the years ended March 31, 2004 and 2003 are derived from audited financial statements not included herein. Results for past periods are not necessarily indicative of results that may be expected for future periods.

	YEAR ENDED MARCH 31,
OPERATIONS	2007	2006	2005	2004	2003
Revenues	$—	$—	$—	$—	$—

Operating Expenses	(60,000)	(60,000)	(60,000)	(60,000)	(65,623)

Bad Debt Expense	—	(4,934)	—	—	—

Equity in Net Losses of Operating Partnerships	—	—	—	—	—

Net Loss	$(60,000)	$(64,934)	$(60,000)	$(60,000)	$(65,623)

Net Loss per Unit of Limited Partnership Interest	$(2.63)	$(2.85)	$(2.63)	$(2.63)	$(2.88)

FINANCIAL POSITION
Total Assets	$—	$—	$4,934	$4,934	$4,934

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
As of March 31, 2007, the Partnership’s portfolio consists of 6 properties. The properties are located in 6 states and contain 947 residential units. One property with 100 units located in Dothan, Alabama was sold in April 2007. One property with 136 units located in Wichita, Kansas was sold in September 2007. One property with 206 units located in New Orleans, Louisiana was sold in September 2007. One property with 100 units located in Fort Worth, Texas was sold in October 2007. The average occupancy level for all properties at December 31, 2006 was approximately 79% and most properties generated sufficient revenue to cover operating costs, debt service, and the funding of reserves. For a summary of the combined financial status of the Operating Partnerships and the properties, see the financial information contained under Item 15.
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
The Partnership is currently experiencing a liquidity problem. Under the Partnership Agreement, the Partnership is entitled to receive distributions of surplus cash from the Operating Partnerships which is to provide the funds necessary for the Partnership to meet its operating costs. To date, the Operating Partnerships have not provided sufficient cash distributions to enable the Partnership to meet its current obligations. The Partnership has also incurred allocated losses from all of its Operating Partnerships to the extent of the Partnership’s cash contributions and has a negative working capital. The Partnership’s Operating Partnerships have not achieved the operating results required to provide the Partnership with sufficient cash distributions to fund the Partnership’s administrative costs. Additionally, as of March 31, 2007, the Partnership has incurred allocated losses from all of its Operating Partnerships to the extent of the Partnership’s cash contributions. As a result of the foregoing, the Partnership is dependent upon the general partners and affiliates for continued financial support. Allocated administrative expenses paid or accrued to affiliates and the General Partners represent reimbursement of the actual cost of goods and materials used for or by the Partnership, salaries, related payroll costs and other administrative items incurred or allocated, and direct expenses incurred in rendering legal, accounting/bookkeeping, computer, printing and public relations services. Items excluded from the overhead allocation include overhead expenses of the General Partners, including rent and salaries of employees not specifically performing the services described above.
Unpaid allocated administrative expenses and partnership management fees, an annual amount up to ..5% of invested assets, will accrue for payment in future operating years.
Management believes the possibility exists that the Operating Partnerships may require additional capital, in addition to that previously contributed by the

Partnership, to sustain operations. In such case, the source of the required capital needs may be from (i) limited reserves from the Partnership (which may include distributions received from the Operating Partnerships that would otherwise be available for distribution to partners), (ii) debt financing at the Operating Partnership level (which may not be available), or (iii) additional equity contributions from the general partner of the Operating Partnerships (which may not be available). There can be no assurance that any of these sources would be readily available to provide for possible additional capital requirements which may be necessary to sustain the operations of the Operating Partnerships. However, the Partnership is under no obligation to fund operating deficits of the Operating Partnerships in the form of additional contributions or loans.
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
Upon dissolution of the Partnership, the Partnership assets or proceeds, if any, shall first be used to satisfy the Partnership debts and liabilities and the balance, if any, shall be distributed among the Partners in accordance with the Partnership Agreement.

Contractual Obligations
The Operating Partnerships’ contractual cash obligations and other commercial commitments at March 31, 2007 are summarized in the following table:

		LESS THAN
	MORTGAGE	1 YEAR	2-3 YEARS	4-5 YEARS	5 YEARS

Mortgage payable	$11,406,711	$741,598	$1,654,264	$4,679,202	$4,331,647
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
Results of Operations
2007 Compared to 2006
For the fiscal year ended March 31, 2007, the Partnership recorded a $60,000 net loss, compared to a $64,934 loss in 2006. Overhead expenses remained constant.
In accordance with the equity method of accounting for limited partnership interests, the Partnership does not recognize losses from investment properties when losses exceed the Partnership’s equity method basis in these properties. All of the Partnership’s investments have an equity method basis of zero at March 31, 2007.
Combined rental revenue of the Operating Partnerships decreased during the current year, due primarily to the sales of two properties in 2006. One property was located in Memphis, Tennessee and the other property was located in Baltimore, Maryland. Additionally, vacancies remained in 2006 at a property located in New Orleans, Louisiana which suffered damage as a result of Hurricane Katrina. This property was subsequently sold in September 2007. Other income increased for the year ended March 31, 2007 due primarily to the receipt of the insurance proceeds on the property in New Orleans. The combined total expenses of the Operating Partnerships decreased in the current year due primarily to the sales of the two properties.
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
As a result of the above, in 2006, two Operating Partnerships sold the following properties:

							CANCELLATION
OPERATING	PROJECT		DATE	SELLING	BASIS OF	GAIN/	OF DEBT
PARTNERSHIP	NAME	LOCATION	SOLD	PRICE	ASSET SOLD	(LOSS)	INCOME

Century Pacific Housing Partnership XVIII	Ascension Towers	Memphis, TN	05/25/06	$3,015,000	$2,889,110	$125,890	$9,597,227

Coleman Manor Associates Limited Partnership	Coleman Manor	Baltimore, MD	12/28/06	$2,254,084	$1,406,135	$847,949	$292,654
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
Combined rental revenue of the Operating Partnerships decreased during the current year, due primarily to the sale of one property in Berkeley, California in 2005. Additionally, vacancies were created at a property located in New Orleans, Louisiana which suffered damage as a result of Hurricane Katrina. This property was subsequently sold in September 2007. The combined total expenses of the Operating Partnerships decreased in the current year due primarily to the sale of the property during 2005.
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
As a result of the above, in 2005, one Operating Partnership sold the following property:

OPERATING	PROJECT		DATE	SELLING	BASIS OF	GAIN/	CANCELLATION OF
PARTNERSHIP	NAME	LOCATION	SOLD	PRICE	ASSET SOLD	(LOSS)	DEBT INCOME

Century Pacific Housing Partnership XXII	Harriet Tubman	Berkeley, CA	05/13/05	$6,650,937	$2,418,460	$4,232,477	$1,938,185
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
As a result of the above, in 2004, the Operating Partnerships sold the following properties:

					BASIS		CANCEL-
					OF		LATION
OPERATING	PROJECT		DATE	SELLING	ASSET	GAIN/	OF DEBT
PARTNERSHIP	NAME	LOCATION	SOLD	PRICE	SOLD	(LOSS)	INCOME

Century Pacific Housing Partnership II	Sunset Park	Denver, CO	08/30/04	$8,300,000	$4,301,705	$3,998,295	$3,306,348

Century Pacific Housing Partnership XIII	Atlantis Apartments	Virginia Beach, VA	06/30/04	$8,400,000	$4,602,331	$3,797,669	$2,024,100

Century Pacific Housing Partnership XVI	Rockwell Villa	Oklahoma City, OK	12/23/04	$1,100,000	$1,139,668	$(39,668)	$1,448,406

Century Pacific Housing Partnership XVII	London Square	Oklahoma City, OK	12/23/04	$3,900,000	$2,780,690	$1,119,310	$2,765,936
Inflation
Inflation is not expected to have a material adverse impact on the Partnership’s operations during its period of ownership of the Properties.
Other
The Partnership’s operations are not subject to any significant seasonal fluctuations. The Partnership believes it is in compliance with environmental regulations and does not anticipate material effects of continued compliance.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Not applicable.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements together with the report of the independent registered public accounting firm thereon are incorporated by reference from the Registrants Financial Statements on the pages indicated in ITEM 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
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
Following is biographical information on Mr. Deutch and the Executive Officer of CPCC:
IRWIN JAY DEUTCH
Irwin Jay Deutch, age 66, is Chairman of the Board, President, and Chief Executive Officer of Century Pacific Realty Corporation (CPRC), a general partner of the Operating Partnerships that own the Properties in which CPHF-I has invested, and its Affiliates. Mr. Deutch has been involved with low-income housing investments. Since 1968, he has been the individual general partner in 83 private limited partnerships and two public limited partnerships investing in 236 properties, mostly affordable housing, consisting of 223 multi-family properties with 33,700 apartment units, 10 commercial projects, and 3 hotel properties. In his capacity as general partner and officer of CPRC, he oversees the management of these partnerships and assumes overall responsibility for the development, direction, and operation of all affiliated CPRC companies. Mr. Deutch was also a senior partner in a Michigan law firm specializing in real estate and tax law and in the early 1980’s served as counsel to the Los Angeles law firm of Manatt, Phelps, & Phillips. Mr. Deutch is recognized as an expert in the field of affordable housing and frequently addresses professional groups on topics of real estate investment, syndication, tax law, and the Low-Income Housing Tax Credit program. Mr. Deutch received a B.B.A. with distinction from the University of Michigan School of Business Administration in 1962 and a Juris Doctor degree with honors from the University of Michigan Law School in 1965. He is a member of the Order of the Coif. Mr. Deutch served in the Honors Program in the Office of the Chief Counsel of the Internal Revenue Service from 1965 to 1967, where he was assigned to the Interpretative Division in Washington, D.C. He attended Georgetown Law Center and received his Master of Laws degree in taxation in 1967. From 1969 through 1975, Mr. Deutch was an adjunct Professor of Law, Federal Estate and Gift Tax Law at Wayne State University Law School. He is a member of the State Bars of Michigan and California, as well as the American, Federal, Los Angeles, and Beverly Hills Bar Associations.
KEY OFFICERS OF CPCC AND AFFILIATES
JAMES V. BLEILER
Mr. Bleiler is chief financial officer of Century Pacific Realty Corporation. He previously was a Senior Auditor for Arthur Anderson & Company, Controller for Atlantic Aviation Corporation and Assistant Controller for Provident National Bank. He has over 39 years of diversified experience in real estate accounting and commercial banking. Mr. Bleiler holds a Bachelor of Science degree in Accounting from Widener University, and is a Certified Public Accountant.
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
During the fiscal years ended March 31, 2007, 2006, and 2005, CPCC, a general partner of the Partnership, and CPRC, a general partner of the Operating Partnerships, earned $53,925, $73,725, and $199,607, respectively, in compensation from the Operating Partnerships and $60,000 was accrued for each fiscal year for the reimbursement for overhead allocation from Century Pacific Equity Corporation (CPEC). During the fiscal year 2007, the general partners received no payments from the Operating Partnerships.
ITEM 12. PARTNERSHIP INTEREST OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Irwin J. Deutch, the managing general partner, holds a one-half percent general partnership interest. Century Pacific Capital Corporation, general partner, holds a .005% partnership interest. Westwood Associates, an affiliate, holds a one percent limited partnership interest. The remaining limited investors own shares with the largest individual percentage of ownership at 8.5% at March 31, 2007.
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
A third-party buyer had entered into a conditional contract to acquire CPEC, CPCC, CPRC, and their affiliated companies and partnerships from Deutch’s family trust. As of March 31, 2007, these acquisitions had not yet occurred, but are anticipated to occur at a future unspecified date.
ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES
a.	AUDIT FEES. The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Partnership’s annual financial statements and review of the financial statements included in the Partnership’s Forms 10-Q, or services that are normally provided by the accountant in connection with the statutory and regulatory filings or engagements for such two fiscal years, amounted to $27,500 in 2006 and $21,500 in 2005.

b.	AUDIT RELATED FEES. There were no fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for assurance and related services by the principal accountant that were reasonably related to the performance of the audit or review of the Partnership’s financial statements.

c.	TAX FEES. There were no fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning services.

d.	ALL OTHER FEES. There were no fees billed in each of the last two fiscal years for products and services provided by the principal accountant other than the services reported in the three preceding paragraphs.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT AND SCHEDULES, AND REPORTS ON FORM 8-K
(a) Exhibits and Financial Statement and Schedules
(1) Financial Statements:

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Partners
Century Pacific Housing Fund — I
We have audited the accompanying balance sheets of Century Pacific Housing Fund — I as of March 31, 2007 and 2006, and the related statements of operations, partners’ deficit and cash flows for each of the three years in the period ended March 31, 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Century Pacific Housing Fund — I as of March 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
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
/s/ ASHER & COMPANY, LTD.
Philadelphia, PA
March 3, 2008

CENTURY PACIFIC HOUSING FUND-I
BALANCE SHEETS

	MARCH 31,
	2007	2006
ASSETS
CURRENT ASSETS

Cash	$—	$—

Receivable from related parties (Note 4)	4,934	4,934
Less: Allowance for Doubtful Accounts	(4,934)	(4,934)

TOTAL CURRENT ASSETS	—	—
Investments in Operating Partnerships (Notes 1 and 5)	—	—

TOTAL ASSETS	$—	$—

LIABILITIES AND PARTNERS’ DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$10,800	$10,800
Advance from affiliate (Note 4)	62,455	62,455
Payable to related parties (Note 4)	1,384,072	1,324,072

TOTAL CURRENT LIABILITIES	1,457,327	1,397,327

COMMITMENTS AND CONTINGENCIES (NOTE 6)	—	—

PARTNERS’ DEFICIT
General partners	(407,869)	(406,669)
Limited partners, $1,000 stated value per unit, 50,000 units authorized, 22,315 units issued and outstanding (Note 2)	(1,049,458)	(990,658)

TOTAL PARTNERS’ DEFICIT	(1,457,327)	(1,397,327)

	$—	$—

See accompanying notes to financial statements.

CENTURY PACIFIC HOUSING FUND-I
STATEMENTS OF OPERATIONS

	FOR THE YEARS ENDED MARCH 31,
	2007	2006	2005
REVENUES	$—	$—	$—

EXPENSES
Allocated overhead expenses – affiliate (Note 4)	60,000	60,000	60,000

Bad debt expense	—	4,934	—

TOTAL EXPENSES	60,000	64,934	60,000

LOSS BEFORE EQUITY IN NET LOSSES OF OPERATING PARTNERSHIPS	(60,000)	(64,934)	(60,000)

EQUITY IN NET LOSSES OF OPERATING PARTNERSHIPS (NOTE 5)	—	—	—

NET LOSS	$(60,000)	$(64,934)	$(60,000)

ALLOCATION OF NET LOSS
General partners	$(1,200)	$(1,299)	$(1,200)
Limited partners	(58,800)	(63,635)	(58,800)

	$(60,000)	$(64,934)	$(60,000)

NET LOSS PER UNIT OF LIMITED PARTNERSHIP INTEREST (NOTE 1)	$(2.63)	$(2.85)	$(2.63)

AVERAGE NUMBER OF OUTSTANDING UNITS	22,315	22,315	22,315

See accompanying notes to financial statements.

CENTURY PACIFIC HOUSING FUND-I
STATEMENTS OF PARTNERS’ DEFICIT
FOR THE YEARS ENDED MARCH 31, 2007, 2006, AND 2005

	GENERAL	LIMITED
	PARTNERS	PARTNERS	TOTAL
PARTNERS’ DEFICIT — MARCH 31, 2004	(404,170)	(868,223)	(1,272,393)

NET LOSS	(1,200)	(58,800)	(60,000)

PARTNERS’ DEFICIT — MARCH 31, 2005	(405,370)	(927,023)	(1,332,393)

NET LOSS	(1,299)	(63,635)	(64,934)

PARTNERS’ DEFICIT — MARCH 31, 2006	(406,669)	(990,658)	(1,397,327)

NET LOSS	(1,200)	(58,800)	(60,000)

PARTNERS’ DEFICIT — MARCH 31, 2007	$(407,869)	$(1,049,458)	$(1,457,327)

PERCENTAGE INTEREST — MARCH 31, 2007	2%	98%	100%

See accompanying notes to financial statements.

CENTURY PACIFIC HOUSING FUND-I
STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED MARCH 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(60,000)	$(64,934)	$(60,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	—	4,934	—
Increase in payable to related parties	60,000	60,000	60,000

NET CASH USED IN OPERATING ACTIVITIES	—	—	—

NET DECREASE IN CASH	—	—	—

CASH — BEGINNING OF PERIOD	—	—	—

CASH — END OF PERIOD	$—	$—	$—

See accompanying notes to financial statements.

CENTURY PACIFIC HOUSING FUND-I
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007, 2006 AND 2005
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

INCOME TAXES

No provision has been made for income taxes in the accompanying financial statements since such taxes and/or the recapture of the Low-Income Housing Tax Credit benefits received, if any, are the liability of the individual partners. The Partnership uses the accrual method of accounting for tax purposes. For income tax purposes, a number of the Partnership’s investments in the Operating Partnerships have negative capital accounts amounting to approximately $(31,821,407) as of December 31, 2006. For financial statement purposes, such investments were zero at March 31, 2007.

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

NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies Statement 109, “Accounting for Income Taxes”, to indicate the criteria that an individual tax position would have to meet for some or all of the benefit of that position to be recognized in an entity’s financial statements. The Partnership does not expect any significant changes to the financial accounting and reporting as a result of this new accounting standard.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (”SAB 108”). SAB 108 was issued to provide consistency in quantifying financial statements. This bulletin was implemented by the Partnership for the year ended March 31, 2007 and did not have an impact on the financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes the framework for measuring fair value, and expands disclosures required for fair value measurements. The Partnership does not expect any significant changes to the financial accounting and reporting as a result of this new accounting standard.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The Partnership does not expect any significant changes to the financial accounting and reporting as a result of this new accounting standard.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). The objective of SFAS No. 141R is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The Partnership does not expect any significant changes to the financial accounting and reporting as a result of this new accounting standard.

CENTURY PACIFIC HOUSING FUND-I
Notes to Financial Statements (Continued)
In December 2007, the FASB also issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS No. 160”). The objective of SFAS No. 160 is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Partnership does not expect any significant changes to the financial accounting and reporting as a result of this new accounting standard.

2.	OPERATIONS

Century Pacific Housing Fund-I, a California limited partnership, (the Partnership), was formed on October 6, 1986 for the purpose of raising capital by offering and selling limited partnership interests and then acquiring limited partnership interests in 21 limited partnerships (the Operating Partnerships), which acquired and operated 21 multi-family residential apartment properties (the properties). As of March 31, 2007, the Operating Partnerships still own 6 of these properties.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Partnership as a going concern. The Partnership’s Operating Partnerships have not achieved the operating results required to provide the Partnership with sufficient cash distributions to fund the Partnership’s administrative costs. Additionally, as of March 31, 2007, the Partnership has incurred allocated losses from all of its Operating Partnerships to the extent of the Partnership’s cash contributions. As a result of the foregoing, the Partnership is dependent upon the general partners and affiliates for continued financial support.

CENTURY PACIFIC HOUSING FUND-I
Notes to Financial Statements (Continued)
The auditors’ reports on two of the Operating Partnerships’ financial statements contained an explanatory paragraph relating to going concern issues. One concerned the maturity of a purchase note for which the Operating Partnership may not be able to satisfy the obligation. The second concerned an Operating Partnership in which the property owned sustained significant damage by Hurricane Katrina in 2005. The property was subsequently sold in September 2007.

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

The general partners of the Partnership are CPCC and Irwin Jay Deutch. The original limited partner of the Partnership is Westwood Associates, whose partners are Irwin Jay Deutch and key employees of CPCC. Century Pacific Placement Corporation (CPPC), an affiliate of the general partners, served as the broker-dealer-manager for sales of the limited partnership interests in the Partnership. Century Pacific Realty Corporation (CPRC), an affiliate of CPCC, is a general partner in five of the remaining Operating Partnerships.

The general partners have an aggregate one percent interest in the Partnership, as does the original limited partner. CPRC has a one percent interest in three of the Operating Partnerships and a two percent interest in two of the Operating Partnerships.

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

The general partners and affiliates earned the following fees for services provided to the Partnership and were entitled to reimbursement for costs incurred by the general partners and affiliates on behalf of the Partnership and the Operating Partnerships for the years ended March 31, 2007, 2006 and 2005 as follows:

CENTURY PACIFIC HOUSING FUND-I
Notes to Financial Statements (Continued)

	2007	2006	2005

Fees and reimbursement from the Partnership:
Reimbursement for overhead allocated from Century Pacific Equity Corporation (CPEC)	$60,000	$60,000	$60,000

Fees and reimbursement from the Operating Partnerships:
Supervisory management fee (CPCC and CPRC)	15,638	21,380	47,903
Partnership management fee (CPCC and CPRC)	38,287	52,345	151,704

	$53,925	$73,725	$199,607

At March 31, 2007 and 2006, payable to related parties totaling $1,384,072 and $1,324,072, respectively, consists of fees and certain general and administrative costs accrued as an unsecured non-interest bearing payable by the Partnership to the general partners and affiliates. Such fees and allocated costs have been deferred until the Partnership has sufficient cash to pay them.

Receivable from related parties of $4,934 at March 31, 2007 and 2006 represents unsecured cash advances to several of the Operating Partnerships.

At March 31, 2007 and 2006, CPRC was owed $62,455 for unsecured non-interest bearing, demand cash advances to the Partnership.

The general partners may advance funds to the Partnership to fund operating deficits, but are not obligated to do so. Such advances shall be evidenced by a promissory note of a term no more than 12 months in length and at a rate of interest no lower than the prime rate. All such loans shall be repaid prior to any distributions of net cash flow. At March 31, 2007 and 2006, the Partnership had no outstanding advances due to the general partners.

5.	INVESTMENTS IN LIMITED PARTNERSHIPS

At March 31, 2007, 2006, and 2005 the Partnership owned limited partnership interests in 6, 8, and 9 Operating Partnerships, respectively. At March 31, 2007 and 2006, the Operating Partnerships had investments in 6 and 8 multi-family rental properties, respectively.

The Partnership’s equity in net operating losses in these Operating Partnerships has exceeded the investment balance. Consequently, the investment balances have been reduced to zero in accordance with the equity method of accounting.

Summarized combined balance sheets as of December 31, 2006 and 2005 and statements of operations for the three years ended December 31, 2006 of the aforementioned Operating Partnerships are as follows:

CENTURY PACIFIC HOUSING FUND-I
Notes to Financial Statements (Continued)
CENTURY PACIFIC HOUSING FUND I
COMBINED BALANCE SHEETS

	2006	2005
ASSETS
Cash	$359,757	$161,281
Reserve for replacements	953,047	930,064
Land and buildings	11,658,317	12,564,536
Other assets	1,568,404	876,031
Assets to be disposed	1,024,448	8,267,521

	$15,563,973	$22,799,433

LIABILITIES AND PARTNERS’ DEFICIT
Notes payable	$48,099,905	$46,230,167
Other liabilities	2,679,398	2,731,745
Liabilities to be disposed	2,699,575	20,188,235

	53,478,878	69,150,147
Partners’ deficit	(37,914,905)	(46,350,714)

	$15,563,973	$22,799,433

COMBINED STATEMENTS OF OPERATIONS

	2006	2005	2004
REVENUES
Rental income	$4,458,447	$4,979,613	$5,043,164
Other income	1,446,830	270,735	203,015

TOTAL REVENUES	5,905,277	5,250,348	5,246,179

EXPENSES
Utilities	787,837	848,560	838,456
Repairs and maintenance	1,229,256	1,378,887	1,625,803
Management fees	331,078	367,581	371,102
Other operating expense	1,631,089	1,761,301	1,816,266
Interest	2,772,049	2,606,985	2,450,787
Depreciation and amortization	957,743	1,153,488	1,181,346

TOTAL EXPENSES	7,689,052	8,116,802	8,283,760

OPERATING LOSS	(1,783,775)	(2,866,454)	(3,037,581)

DISCONTINUED OPERATIONS
Loss from operations	(639,133)	(1,137,424)	(3,419,706)
Gain from property dispositions	973,839	4,232,477	8,875,606
Gain from debt cancellation	9,889,881	1,938,185	1,702,146

	10,224,587	5,033,238	7,158,046

NET INCOME/(LOSS)	$8,440,812	$2,166,784	$4,120,465

ALLOCATION OF INCOME/(LOSS)
Century Pacific Housing Fund — I	$8,271,996	$2,133,448	$4,038,056
General partners and other limited partners	168,816	43,336	82,409

	$8,440,812	$2,166,784	$4,120,465

CENTURY PACIFIC HOUSING FUND-I
Notes to Financial Statements (Continued)
          In 2006, the Operating Partnerships sold the following properties:

							CANCELLATION
OPERATING	PROJECT		DATE	SELLING	BASIS OF	GAIN/	OF DEBT
PARTNERSHIP	NAME	LOCATION	SOLD	PRICE	ASSET SOLD	(LOSS)	INCOME

Century Pacific Housing Partnership XVIII	Ascension Towers	Memphis, TN	05/25/06	$3,015,000	$2,889,110	$125,890	$9,597,227

Coleman Manor Associates Limited Partnership	Coleman Manor	Baltimore, MD	12/28/06	$2,254,084	$1,406,135	$847,949	$292,654
These properties were sold at fair market value, which was less than the existing debt on the books of the Operating Partnership.

In 2005, the Operating Partnerships sold the following property:

					BASIS OF		CANCELATION
OPERATING	PROJECT		DATE	SELLING	ASSET	GAIN/	OF DEBT
PARTNERSHIP	NAME	LOCATION	SOLD	PRICE	SOLD	(LOSS)	INCOME

Century Pacific Housing Partnership XXII	Harriet Tubman	Berkeley, CA	05/13/05	$6,650,937	$2,418,460	$4,232,477	$1,938,185
This property was sold at its fair market value, which was less than the existing debt on the books of the Operating Partnership.

In 2004, the Operating Partnerships sold the following properties:

					BASIS		CANCEL-
					OF		LATION
OPERATING	PROJECT		DATE	SELLING	ASSET	GAIN/	OF DEBT
PARTNERSHIP	NAME	LOCATION	SOLD	PRICE	SOLD	(LOSS)	INCOME

Century Pacific Housing Partnership II	Sunset Park	Denver, CO	08/30/04	$8,300,000	$4,301,705	$3,998,295	$3,306,348

Century Pacific Housing Partnership XIII	Atlantis Apartments	Virginia Beach, VA	06/30/04	8,400,000	$4,602,331	$3,797,669	$2,024,100

Century Pacific Housing Partnership XVI	Rockwell Villa	Oklahoma City, OK	12/23/04	$1,100,000	$1,139,668	$(39,668)	$1,448,406

Century Pacific Housing Partnership XVII	London Square	Oklahoma City, OK	12/23/04	$3,900,000	$2,780,690	$1,119,310	$2,765,936
These properties were sold at its fair market value, which was less than the existing debt on the books of the operating partnership.

6.	COMMITMENTS AND CONTINGENCIES

The rents of the Operating Partnerships, all of which receive rental

CENTURY PACIFIC HOUSING FUND-I
Notes to Financial Statements (Continued)
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

8.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The Partnership’s unaudited quarterly financial information is as follows:

		Net Loss per Unit of
Quarter Ended	Net Loss	Limited Partnership Interest
June 30, 2006	$(15,000)	$(0.66)
September 30, 2006	$(15,000)	$(0.66)
December 31, 2006	$(15,000)	$(0.66)
March 31, 2007	$(15,000)	$(0.66)
June 30, 2005	$(19,934)	$(0.88)
September 30, 2005	$(15,000)	$(0.66)
December 30, 2005	$(15,000)	$(0.66)
March 31, 2006	$(15,000)	$(0.66)
9.	SUBSEQUENT EVENTS

In April 2007, an Operating Partnership, Charter House, located in Dothan, Alabama, was sold for $2,000,000. Cash proceeds from the sale were used to satisfy obligations of the Operating Partnership.

In September 2007, two Operating Partnerships were sold to parties related to the management company. Windridge Apartments, located in Wichita, Kansas, was sold for $3,922,674. Gulfway Terrace, located in New Orleans, Louisiana, was sold for $3,500,000. Cash proceeds from these sales were used to satisfy obligations of the Operating Partnerships.

In October 2007, an Operating Partnership, Holiday Heights, located in Fort Worth, Texas, was sold for $2,500,000. Cash proceeds from the sale were used to satisfy obligations of the Operating Partnership.

Schedule III

CENTURY PACIFIC HOUSING FUND-I
REAL ESTATE AND ACCUMULATED DEPRECIATION OF OPERATING
PARTNERSHIPS IN WHICH CPHF-I HAS LIMITED PARTNERSHIP INTERESTS
DECEMBER 31, 2006

				COST CAPITALIZED
		INITIAL COST TO		(DISPOSED OF)
				SUBSEQUENT TO
		OPERATING PARTNERSHIP		ACQUISITION
			BUILDINGS
DESCRIPTION	ENCUMBRANCES		AND		BUILDINGS AND
(1)	(2)	LAND	IMPROVEMENTS	LAND	IMPROVEMENTS
Century Pacific Housing Partnership I (CPHP—I) — Charter House Dothan, Alabama	$2,525,995	$179,578	$1,918,124	$—	$266,647

CPHP—VII Gulfway Terrace New Orleans, LA	8,128,679	270,343	5,429,657	237	(33,320)

CPHP—IX Windridge Wichita, Kansas	4,144,039	169,514	3,330,486	146	1,026,277

CPHP—X Bergen Circle Springfield, MA	20,298,248	901,206	11,359,794	—	1,947,822

CPHP—V Jaycee Towers Dayton, Ohio	11,128,662	599,719	5,096,481	—	662,079

CPHP—XX Holiday Heights Fort Worth, TX	4,400,227	202,445	1,942,864	—	338,339

	$50,625,900	$2,322,805	$29,077,406	$383	$4,207,844

Schedule III

CENTURY PACIFIC HOUSING FUND-I
REAL ESTATE AND ACCUMULATED DEPRECIATION OF OPERATING PARTNERSHIPS
IN WHICH CPHF-I HAS LIMITED PARTNERSHIP INTERESTS, continued
DECEMBER 31, 2006

							LIFE ON WHICH
							DEPRECIATION
							IN LATEST
					DATE	DATE	INCOME
	GROSS AMOUNT AT WHICH			ACCUMULATED	OF	AC-	STATEMENT
	CARRIED AT CLOSE OF YEAR			DEPRECIATION	CNSTN	QUIRED	IS COMPUTED
		BUILDINGS		BUILDINGS
DESCRIPTION		AND		AND
(1)	LAND	IMPROVEMENTS	TOTAL	IMPROVEMENTS
Century Pacific Housing Partnership I (CPHP—I) — Charter House Dothan, Alabama	$179,578	$2,184,771	$2,364,349	$1,501,393	1972	Dec-87	27.5 YEARS

CPHP—VII Gulfway Terrace New Orleans, LA	270,580	5,396,337	5,666,917	3,803,814	1970	Dec-87	5-40 YEARS

CPHP—IX Windridge Wichita, Kansas	169,660	4,356,763	4,526,423	3,066,076	1969	Dec-87	5-40 YEARS

CPHP—X Bergen Circle Springfield, MA	901,206	13,307,616	14,208,822	9,222,356	1976	Dec-87	5-27.5 YEARS

CPHP—V Jaycee Towers Dayton, Ohio	599,719	5,758,560	6,358,279	3,754,166	1970	Dec-88	27.5 YEARS

CPHP—XX Holiday Heights Fort Worth, TX	202,445	2,281,203	2,483,648	1,739,360	1975	Aug-88	5-40 YEARS

	$2,323,188	$33,285,250	$35,608,438	$23,087,165

CENTURY PACIFIC HOUSING FUND-I
NOTES TO SCHEDULE III — REAL ESTATE AND ACCUMULATED
DEPRECIATION OF OPERATING PARTNERSHIPS IN WHICH
CPHF-I HAS LIMITED PARTNERSHIP INTERESTS
DECEMBER 31, 2006
NOTE 1 — DESCRIPTION OF PROPERTIES
The Properties held by the Operating Partnerships in which the Partnership has invested are housing projects, primarily for families and elderly or handicapped individuals of low and moderate income.
NOTE 2 — SCHEDULE OF ENCUMBRANCES

	Mortgage	Residual	Other
	Notes	Note	Notes	Total

CPHP—I Charter House	$499,275	$2,026,720	$—	$2,525,995
CPHP—V Jaycee Towers	1,341,204	9,522,755	264,703	11,128,662
CPHP—VII Gulfway Terrace	1,720,768	6,120,105	287,806	8,128,679
CPHP—IX Windridge	2,907,654	1,154,248	82,137	4,144,039
CPHP—X Bergen Circle	4,403,192	14,861,569	1,033,487	20,298,248
CPHP—XX Holiday Heights	534,618	3,865,659	—	4,400,277

	$11,406,711	$37,551,056	$1,668,133	$50,625,900

NOTE 3 — RECONCILIATION OF REAL ESTATE AND ACCUMULATED DEPRECIATION

		ACCUMULATED
	COST	DEPRECIATION
Balance at December 31, 2003	$73,053,637	$41,058,447

Additions during year:
Improvements	355,944	—
Depreciation	—	2,259,733
Deductions during year:
Cost of real estate sold	(21,583,891)	—
Accumulated depreciation of Real estate sold	—	(12,774,492)

Balance at December 31, 2004	51,825,690	30,543,688

Additions during year:
Improvements	319,146	—
Depreciation	—	1,710,396
Deductions during year:
Cost of real estate sold	(4,720,900)
Accumulated depreciation of Real estate sold	—	(2,723,840)

Balance at December 31, 2005	47,423,936	29,530,244

Additions during year:
Improvements	196,433	—
Depreciation	—	1,206,802
Deductions during year:
Write-down of assets	(458,000)	(322,369)
Cost of Real Estate sold	(11,553,931)	—
Accumulated depreciation of Real estate sold	—	(7,327,512)

Balance at December 31, 2006	$35,608,438	$23,087,165

CENTURY PACIFIC HOUSING FUND-I
MORTGAGE LOANS ON REAL ESTATE OF OPERATING
PARTNERSHIPS IN WHICH CPHF-I HAS
LIMITED PARTNERSHIP INTERESTS
DECEMBER 31, 2006
Schedule IV

			Monthly
			Payments	Original
		Final	to Maturity	Face	Carrying
	Interest	Maturity	(Net of HUD	Amount of	Amount of
Description (1)	Rate	Date	Subsidy)	Mortgage	Mortgage (2)

Century Pacific Housing Partnership I (CPHP—I) — Charter House		Mar
Dothan, Alabama	7%	2013	$8,238	$1,325,700	$499,275

CPHP—VII Gulfway Terrace		June
New Orleans, Louisiana	7%	2015	8,320	3,616,200	1,720,768

CPHP—IX Windridge		July
Wichita, Kansas	8.625%	2010	23,800	3,060,000	2,907,654

CPHP—X Bergen Circle		Mar
Springfield, Massachusetts	6.92%	2018	4,818	7,381,100	4,403,192

CPHP—V Jaycee Towers		Sept
Dayton, Ohio	8.5%	2012	7,701	3,361,200	1,341,204

CPHP—XX Holiday Heights		April
Fort Worth, Texas	7%	2014	3,272	1,252,700	534,618

			$56,149	$19,996,900	$11,406,711

CENTURY PACIFIC HOUSING FUND-I
MORTGAGE LOANS ON REAL ESTATE OF OPERATING
PARTNERSHIPS IN WHICH CPHF-I HAS
LIMITED PARTNERSHIP INTERESTS, continued
DECEMBER 31, 2006
Schedule IV

			Monthly
			Payments	Original
		Final	to Maturity	Face	Carrying
	Interest	Maturity	(Net of HUD	Amount of	Amount of
Description (1)	Rate	Date	Subsidy)	Mortgage	Mortgage (2)

Charter House		December
Dothan, Alabama	(1)	2002	(1)	$781,581	$2,026,720

CPHP—VII Gulfway Terrace		December
New Orleans, Louisiana	(1)	2002	(1)	1,255,000	6,120,105

CPHP—IX Windridge		December
Wichita, Kansas	(1)	2002	(1)	1,053,084	1,154,248

CPHP—X Bergen Circle		July
Springfield, Massachusetts	(1)	2013	(1)	3,547,072	14,861,569

CPHP—V Jaycee Towers		October
Dayton, Ohio	(1)	2005	(1)	2,245,673	9,522,755

CPHP—XX Holiday Heights		October
Fort Worth, Texas	(1)	2004	(1)	909,472	3,865,659

				$9,791,882	$37,551,056

CENTURY PACIFIC HOUSING FUND-I
NOTES TO SCHEDULE IV — MORTGAGE LOANS ON REAL
ESTATE OF OPERATING PARTNERSHIPS IN WHICH
CPHF-I HAS LIMITED PARTNERSHIP INTERESTS
DECEMBER 31, 2006
NOTE 1 — DESCRIPTION
Each Operating Partnership has invested in a Property. The Operating
Partnerships assumed mortgage loan obligations from the sellers of the properties, and with the exception of two mortgages, all mortgage loan obligations are insured by the United States Department of Housing and Urban Development. All mortgages are secured by the land and building of the properties.
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
NOTE 2 — RECONCILIATION OF MORTGAGES AND RESIDUAL NOTES

	MORTGAGE	RESIDUAL
	LOANS	NOTES
Balance at December 31, 2003	$24,489,574	$67,894,018
Additions during year:
Accrued interest	—	3,434,909
Deductions during year:
Forgiveness of note	(5,106,553)	(4,075,121)
Payments	(1,120,357)	(18,213,189)

Balance at December 31, 2004	18,262,664	49,040,617
Additions during year:
Accrued interest	—	2,833,505
Deductions during year:
Forgiveness of note	—	(1,938,185)
Payments	(1,865,188)	(5,449,677)

Balance at December 31, 2005	16,397,476	44,486,260
Additions during year:
Accrued interest	—	2,748,459
Deductions during year:
Forgiveness of note	—	(9,233,617)
Payments	(4,990,765)	(450,046)

Balance at December 31, 2006	$11,406,711	$37,551,056

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURY PACIFIC HOUSING FUND — I

Date: March 3, 2008	/s/ IRWIN JAY DEUTCH
By: Irwin Jay Deutch, as Managing General Partner

and

Century Pacific Capital I Corporation, as Corporate General Partner and as Attorney-in-Fact for all Investor Limited Partners

Date: March 3, 2008	/s/ IRWIN JAY DEUTCH
By: Irwin Jay Deutch, President

EXHIBITS

Exhibit
Number	Description

31.1	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith