Form 10-Q
period 2007-06-30
CENTURY PACIFIC HOUSING FUND I
filed 2008-08-08
CIK 809034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2007
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

CENTURY PACIFIC HOUSING FUND I

PART I FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
CENTURY PACIFIC HOUSING FUND-I
BALANCE SHEETS

	June 30,	March 31,
	2007	2007
	(Unaudited)	(Audited)
ASSETS

Receivable from Related Parties (Note 4)	$4,934	$4,934
Less: Allowance for Doubtful Accounts	(4,934)	(4,934)

	0	0
Investments in Limited Partnerships (Note 5)	0	0

	$0	$0

LIABILITIES AND PARTNERS’ DEFICIT

Accounts Payable and Accrued Expenses	$10,800	$10,800
Advance From Affiliate (Note 4)	62,455	62,455
Amounts Payable to Related Parties (Note 4)	1,399,072	1,384,072

	1,472,327	1,457,327

Commitments and Contingencies

Partners’ Deficit, per accompanying statement
General Partners	(408,169)	(407,869)
Limited Partners, $1,000 stated value per unit, 50,000 units authorized, 22,315 units issued and outstanding	(1,064,158)	(1,049,458)

	(1,472,327)	(1,457,327)

	$0	$0

The accompanying notes are an integral part of these financial statements.

CENTURY PACIFIC HOUSING FUND-I
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30,
	2007	2006
Expenses:

General and Administrative (Note 4)	$15,000	$15,000
Equity in Net Losses of Operating Partnership (Note 5)	0	0

	15,000	15,000

Net Loss	$(15,000)	$(15,000)

Allocation of Net Loss

General Partners	$(300)	$(300)
Limited Partners	(14,700)	(14,700)

	$(15,000)	$(15,000)

Net Loss Per Unit of Limited Partnership Interest	$(.66)	$(.66)

Average Number of Units Outstanding	22,315	22,315

The accompanying notes are an integral part of these financial statements.

CENTURY PACIFIC HOUSING FUND-I
STATEMENTS OF PARTNERS’ DEFICIT
June 30, 2007
(Unaudited)

	General	Limited
	Partners	Partners	Total
Balance at March 31, 2007	(407,869)	(1,049,458)	(1,457,327)

Net Loss	(300)	(14,700)	(15,000)

Partners’ Deficit at June 30, 2007	$(408,169)	$(1,064,158)	$(1,472,327)

Percentage Interest June 30, 2007	2%	98%	100%

The accompanying notes are an integral part of these financial statements.

CENTURY PACIFIC HOUSING FUND-I
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	June 30,
	2007	2006
Cash Flow From Operating Activities:

Net Loss	$(15,000)	$(15,000)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Increase in allowance for doubtful accounts	0	0
Increase in payable to related parties	15,000	15,000

Net Cash Provided by (Used in) Operating Activities	$0	$0

Net Increase/(Decrease) in Cash	$0	$0

Cash Beginning of Period	0	0

Cash End of Period	$0	$0

The accompanying notes are an integral part of these financial statements.

CENTURY PACIFIC HOUSING FUND-I
a California limited partnership
JUNE 30, 2007
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
The Partnership originally acquired limited partnership interests ranging from 90% to 99% in 21 Operating Partnerships, which invested in rental property. At June 30, 2007, the Partnership owns investments in five of these Operating Partnerships of which three were sold through October 2007. Further, the Partnership has suffered recurring operating losses, has no cash resources, has not received Operating Partnership distributions, and has had a continuing deficit partners’ capital through June 30, 2007. Due to these factors, the General Partner is evaluating a course of action to pursue for the Partnership.
Upon dissolution of the Partnership, the Partnership assets or proceeds, if any, shall be first used to satisfy the Partnership debts and liabilities and the balance, if any, shall be distributed among the Partners in accordance with the Partnership Agreement.
Basis of Presentation
The accompanying unaudited financial statements of Century Pacific Housing Fund
I as of June 30, 2007 and March 31, 2007 (the March 31, 2007 financial information included herein has been extracted from the Partnership’s audited financial statements on Form 10-K) and for the three months ended June 30, 2007 and 2006 have been prepared in accordance with accounting principles generally

CENTURY PACIFIC HOUSING FUND-I
a California limited partnership
JUNE 30, 2007
NOTES TO FINANCIAL STATEMENTS (Continued)
accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Partnership’s management, all adjustments (consisting of only normal recurring adjustments) considered necessary to fairly present the financial statements have been made.
The statements of operations for the three months ended June 30, 2007 and 2006 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the financial statements and related notes thereto included on form 10-K for the years ended March 31, 2007 and 2006.
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

CENTURY PACIFIC HOUSING FUND-I
a California limited partnership
JUNE 30, 2007
NOTES TO FINANCIAL STATEMENTS (Continued)
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
Note 3 — GOING CONCERN
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Partnership as a going concern. The Partnership’s Operating Partnerships have not achieved the operating results required to provide the Partnership with sufficient cash distributions to fund the Partnership’s administrative costs. Additionally, as of June 30, 2007, the Partnership has incurred allocated losses from all of its Operating Partnerships to the extent of the Partnership’s cash contributions. As a result of the foregoing, the Partnership is dependent upon the general partners and affiliates for continued financial support.
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

CENTURY PACIFIC HOUSING FUND-I
a California limited partnership
JUNE 30, 2007
NOTES TO FINANCIAL STATEMENTS (Continued)
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
The General Partners of the Partnership are CPCC and Irwin Jay Deutch. The original limited partner of the Partnership is Westwood Associates whose partners are Irwin Jay Deutch, key employees and former key employees of CPCC. Century Pacific Placement Corporation (“CPPC”), an affiliate of the General Partners, served as the broker-dealer-manager for sales of limited partnership interests in the Partnership. Century Pacific Realty Corporation (“CPRC”), an affiliate of CPCC, is a general partner in three of the Operating Partnerships and a limited partner in one of the Operating Partnerships. Century Pacific Equity Corporation (“CPEC”), an affiliate, is reimbursed by the Partnership for certain overhead allocations.
The General Partners have an aggregate one percent interest in the Partnership, as does the original limited partner. CPRC has an ownership interest in four of the Operating Partnerships between 1% and 2%.
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
At June 30, 2007 and March 31, 2007, amounts payable to related parties totaling $1,399,072 and $1,384,072, respectively, consist of fees and certain general and administrative costs accrued as an unsecured non-interest bearing payable by the Partnership to the general partners and affiliates. Such fees and allocated costs have been deferred until the Partnership has sufficient cash to pay them.
Receivable from related parties of $4,934 at June 30, 2007 and March 31, 2007 represents unsecured cash advances to several of the Operating Partnerships. An allowance for doubtful accounts has been established for this amount.
At June 30, 2007 and March 31, 2007, CPRC was owed $62,455 for unsecured non-interest bearing, demand cash advances to the Partnership.
The general partners may advance funds to the Partnership to fund operating deficits, but are not obligated to do so. All such loans shall be repaid prior to any distributions of net cash flow. At June 30, 2007 and March 31, 2007, the Partnership had no outstanding advances due to the general partners.

CENTURY PACIFIC HOUSING FUND-I
a California limited partnership
JUNE 30, 2007
NOTES TO FINANCIAL STATEMENTS (Continued)
As of June 30, 2007, a third-party buyer has entered into a conditional contract to acquire CPEC, CPCC, CPRC, and their affiliated companies and partnerships from Deutch’s family trust. The sale is anticipated to occur in 2008.
NOTE 5 — INVESTMENTS IN LIMITED PARTNERSHIPS:
At March 31, 2007, the Partnership owned limited partnership interests in 6 Operating Partnerships which had investments in 6 multi-family rental properties. In 2007, four of these properties were sold.
The Partnership’s equity in net operating losses of its investments in Operating Partnerships has exceeded the investment balance. Consequently, the investment balances have been reduced to zero in accordance with the equity method of accounting.
The names and locations of the Properties in which the Operating Partnerships hold beneficial interests at June 30, 2007 are as follows:

Name of Operating Partnership	Property Name	Location
Century Pacific Housing Partnership-I (CPHP-V)	Jaycee Towers	Dayton, Ohio
CPHP-VII	Gulfway Terrace	New Orleans, Louisiana
CPHP-IX	Windridge	Wichita, Kansas
CPHP-X	Bergen Circle	Springfield, Massachusetts
CPHP-XX	Holiday Heights	Fort Worth, Texas
The following combined statements of operations are prepared in accordance with accounting principles generally accepted in the United States of America and summarize the operations of the Operating Partnerships for the three months ended June 30, 2007 and June 30, 2006.

	Three Months Ended
	June 30,
	2007	2006
Revenues
Rental Income	$1,118,888	$1,116,015
Other	133,847	122,838

	1,252,735	1,238,853

Expenses
Operating, General and Administrative	918,868	1,003,244
Depreciation	239,600	245,055
Interest	870,536	691,457

	2,029,004	1,939,756

Operating Loss	(776,269)	(700,903)

Discontinued Operations
Gain/(Loss) from Operations	2,228	(239,863)
Gain from Property Dispositions	943,746	125,890
Gain from Debt Cancellation	761,072	9,597,227

	1,707,046	9,483,254

Net Income	$930,777	$8,782,351

CENTURY PACIFIC HOUSING FUND-I
a California limited partnership
JUNE 30, 2007
NOTES TO FINANCIAL STATEMENTS (Continued)
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
Results of Operations
Three months ended June 30, 2007 compared to three months ended June 30, 2006
For the three month periods ended June 30, 2007 and 2006, the Partnership recorded net losses of $15,000 and $15,000, respectively. The net losses are equal to the reimbursement paid to CPEC, an affiliate, for overhead allocations.
In accordance with the equity method of accounting for limited partnership interests, the Partnership does not recognize losses from investment properties when losses exceed the Partnership’s equity method basis in these properties. All of the Partnership’s investments have an equity method basis of zero at June 30, 2007.
The average occupancy level of the Operating Partnerships decreased to approximately 73% from approximately 83% for the three months ended June 30, 2007 and 2006, respectively. This is due primarily to the vacant property located in New Orleans, Louisiana which sustained damage after Hurricane Katrina in 2005.

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
Liquidity and Capital Resources
As of June 30, 2007, the Partnership’s portfolio consists of 5 properties, of which three were sold through October 2007. Further, the Partnership has suffered recurring operating losses, has no cash resources, has not received Operating Partnership distributions, and has had a continuing deficit partners’ capital through June 30, 2007. Due to these factors, the General Partner is evaluating a course of action to pursue for the Partnership. The properties are located in 5 states and contain 847 residential units. The average occupancy level for all properties during calendar year 2006 was approximately 75% and most properties generated sufficient revenue to cover operating costs, debt service, and the funding of reserves.
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
CRITICAL ACCOUNTING POLICIES
Management’s discussion and analysis of financial condition and results of operations are based upon our unaudited financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. Such financial statement preparation requires management to make judgments and use estimates regarding significant accounting policies. We consider an accounting policy to be significant if it is important to our financial condition and results, and requires significant judgment and estimates on the part of management in its application. A summary of our significant accounting policies is included in Note 2 to our financial statements for the year ended March 31, 2007, which are included in the Form 10-K.  Our significant accounting estimates and the related assumptions are evaluated periodically as conditions warrant, and changes to such estimates are recorded as new information or changed conditions require revision. Application of the critical accounting policies requires management’s significant judgments, often as the result of the need to make estimates for matters that are inherently uncertain. If actual results were to differ materially from the estimates made, the reported results could be materially affected. There have been no significant changes in the application of the critical accounting policies, or in the assumptions or estimates relating thereto, since March 31, 2007.
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
Date: August 7, 2008

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