Form 10-Q
period 2007-09-30
CENTURY PACIFIC HOUSING FUND I
filed 2008-11-19
CIK 809034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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

PART I FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
CENTURY PACIFIC HOUSING FUND-I
BALANCE SHEETS

	September 30,	March 31,
	2007	2007
	(Unaudited)	(Audited)

ASSETS

Receivable from Related Parties (Note 4)	$4,934	$4,934
Less: Allowance for Doubtful Accounts	(4,934)	(4,934)

	0	0

Investments in Limited Partnerships (Note 5)	0	0

	$0	$0

LIABILITIES AND PARTNERS’ DEFICIT

Accounts Payable and Accrued Expenses	$10,800	$10,800
Advance from Affiliate (Note 4)	62,455	62,455
Amounts Payable to Related Parties (Note 4)	1,414,072	1,384,072

	1,487,327	1,457,327

Commitments and Contingencies

Partners’ Deficit, per accompanying statement
General Partners	(408,469)	(407,869)
Limited Partners, $1,000 stated value per unit, 50,000 units authorized, 22,315 units issued and Outstanding	(1,078,858)	(1,049,458)

	(1,487,327)	(1,457,327)

	$0	$0

The accompanying notes are an integral part of these financial statements.

CENTURY PACIFIC HOUSING FUND-I
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Expenses:
General and Administrative (Note 4)	$15,000	$15,000	$30,000	$30,000
Equity in Net Losses of Operating Partnerships (Note 5)	0	0	0	0

	15,000	15,000	30,000	30,000

Net Loss	$(15,000)	$(15,000)	$(30,000)	$(30,000)

Allocation of Net Loss
General Partners	$(300)	$(300)	$(600)	$(600)
Limited Partners	(14,700)	(14,700)	(29,400)	(29,400)

	$(15,000)	$(15,000)	$(30,000)	$(30,000)

Net Loss Per Unit of Limited Partnership Interest	$(.66)	$(.66)	$(1.32)	$(1.32)

Average Number of Units Outstanding	22,315	22,315	22,315	22,315

The accompanying notes are an integral part of these financial statements.

CENTURY PACIFIC HOUSING FUND-I
STATEMENT OF PARTNERS’ DEFICIT
September 30, 2007
(Unaudited)

	General	Limited
	Partners	Partners	Total

Balance at March 31, 2007	$(407,869)	$(1,049,458)	$(1,457,327)

Net Loss	(600)	(29,400)	(30,000)

Partners’ Deficit at September 30, 2007	$(408,469)	$(1,078,858)	$(1,487,327)

Percentage Interest September 30, 2007	2%	98%	100%

The accompanying notes are an integral part of these financial statements.

CENTURY PACIFIC HOUSING FUND-I
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	September 30,
	2007	2006

Cash Flow from Operating Activities:

Net Loss	($30,000)	($30,000)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Increase in payable to related parties	30,000	30,000

Net Cash Provided by (Used in) Operating Activities	$0	$0

Net Increase/(Decrease) in Cash	$0	$0

Cash Beginning of Period	0	0

Cash End of Period	$0	$0

The accompanying notes are an integral part of these financial statements.

CENTURY PACIFIC HOUSING FUND-I
A California Limited Partnership
SEPTEMBER 30, 2007
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
The Partnership originally acquired limited partnership interests ranging from 90% to 99% in 21 Operating Partnerships, which invested in rental property. At September 30, 2007, the Partnership owns investments in 3 of these Operating Partnerships of which one was sold in October 2007. Further, the Partnership has suffered recurring operating losses, has no cash resources, has not received Operating Partnership distributions, and has had a continuing deficit partners’ capital through September 30, 2007. Due to these factors, the General Partner is evaluating a course of action to pursue for the Partnership.
Upon dissolution of the Partnership, the Partnership assets or proceeds, if any, shall be first used to satisfy the Partnership debts and liabilities, and the balance, if any, shall be distributed among the Partners in accordance with the Partnership Agreement.
Basis of Presentation
The accompanying unaudited financial statements of Century Pacific Housing Fund I as of September 30, 2007 and March 31, 2007 (the March 31, 2007 financial information included herein has been extracted from the Partnership’s audited financial statements on Form 10-K) and for the three and six months ended September 30, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete

CENTURY PACIFIC HOUSING FUND-I
A California Limited Partnership
SEPTEMBER 30, 2007
NOTES TO FINANCIAL STATEMENTS (Continued)
financial statements. In the opinion of the Partnership’s management, all adjustments (consisting of only normal recurring adjustments) considered necessary to fairly present the financial statements have been made.
The statements of operations for the three and six months ended September 30, 2007 and 2006 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the financial statements and related notes thereto included on form 10-K for the years ended March 31, 2007 and 2006.
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
SEPTEMBER 30, 2007
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
New Accounting Pronouncements:
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes the framework for measuring fair value, and expands disclosures required for fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-2, which deferred the effective date of FASB 157 for all non-financial assets and non-financial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) for years beginning after November 1, 1008. For FASB 157, the Partnership does not expect any significant changes to the financial accounting and reporting as a result of this new accounting standard with respect to financial assets and liabilities. The Partnership is still in the process of evaluating FASB 157-2 with respect to its effect on non-financial assets and non-financial liabilities.
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
A California Limited Partnership
SEPTEMBER 30, 2007
NOTES TO FINANCIAL STATEMENTS (Continued)
In December 2007, the FASB also issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS No. 160”). The objective of SFAS No. 160 is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Partnership does not expect any significant changes to the financial accounting and reporting as a result of this new accounting standard. In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of SFAS 133. SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Partnership does not expect any significant changes to the financial accounting and reporting as a result of the new accounting standard.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles: (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Partnership does not expect any significant changes to the financial accounting and reporting as a result of this new accounting standard.
NOTE 3 — GOING CONCERN
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Partnership as a going concern. The Partnership’s Operating Partnerships have not achieved the operating results required to provide the Partnership with sufficient cash distributions to fund the Partnership’s administrative costs. Additionally, as of September 30, 2007, the Partnership has incurred allocated losses from all of its Operating Partnerships to the extent of the Partnership’s cash contributions. As a result of the foregoing, the Partnership is dependent upon the general partners and affiliates for continued financial support.
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

CENTURY PACIFIC HOUSING FUND-I
A California Limited Partnership
SEPTEMBER 30, 2007
NOTES TO FINANCIAL STATEMENTS (Continued)
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
NOTE 4 — TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES OF THE GENERAL PARTNERS:
The General Partners of the Partnership are CPCC and Irwin Jay Deutch. The original limited partner of the Partnership is Westwood Associates whose partners are Irwin Jay Deutch, key employees and former key employees of CPCC. Century Pacific Placement Corporation (“CPPC”), an affiliate of the General Partners, served as the broker-dealer-manager for sales of limited partnership interests in the Partnership. Century Pacific Realty Corporation (“CPRC”), an affiliate of CPCC, is a general partner in one of the Operating Partnerships and limited partner in one of the Operating Partnerships. Century Pacific Equity Corporation (“CPEC”), an affiliate, is reimbursed by the Partnership for certain overhead allocations.
The General Partners have an aggregate one percent interest in the Partnership, as does the original limited partner. CPRC has a 1% ownership interest in two of the Operating Partnerships.
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
At September 30, 2007 and March 31, 2007, amounts payable to related parties totaling $1,414,072 and $1,384,072, respectively, consist of fees and certain general and administrative costs accrued as an unsecured non-interest bearing payable by the Partnership to the general partners and affiliates. Such fees and allocated costs have been deferred until the Partnership has sufficient cash to pay them.
Receivable from related parties of $4,934 at September 30, 2007 and March 31, 2007 represents unsecured cash advances to several of the Operating Partnerships. An allowance for doubtful accounts has been established for this amount.
At September 30, 2007 and March 31, 2007, CPRC was owed $62,455 for unsecured, non-interest bearing, demand cash advances to the Partnership.
The general partners may advance funds to the Partnership to fund operating deficits, but are not obligated to do so. All such loans shall be repaid prior to any distributions of net cash flow. At September 30, 2007 and March 31, 2007, the Partnership had no outstanding advances due to the general partners.

CENTURY PACIFIC HOUSING FUND-I
A California Limited Partnership
SEPTEMBER 30, 2007
NOTES TO FINANCIAL STATEMENTS (Continued)
As of September 30, 2007, a third-party buyer has entered into a conditional contract to acquire CPEC, CPCC, CPRC, and their affiliated companies and partnerships from Deutch’s family trust. The sale is anticipated to occur in 2009.
NOTE 5 — INVESTMENTS IN LIMITED PARTNERSHIPS:
At March 31, 2007, the Partnership owned limited partnership interests in six Operating Partnerships which had investments in six multi-family rental properties. In 2007, four of these properties were sold.
The Partnership’s equity in net operating losses in Operating Partnerships has exceeded the investment balance. Consequently, the investment balances have been reduced to zero in accordance with the equity method of accounting.
The names and locations of the Properties in which the Operating Partnerships hold beneficial interests at September 30, 2007 are as follows:

Name of Operating
Partnership	Property Name	Units	Location

Century Pacific Housing
Partnership-V (CPHP-V)	Jaycee Towers	204	Dayton, Ohio
CPHP-X	Bergen Circle	201	Springfield, Massachusetts
CPHP-XX	Holiday Heights	100	Fort Worth, Texas

		505
The following combined statements of operations are prepared in accordance with accounting principles generally accepted in the United States of America and summarize the operations of the Operating Partnerships for the three months ended September 30, 2007 and September 30, 2006 and for the six months ended September 30, 2007 and September 30, 2006.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues
Rental Income	$706,001	$726,989	$1,472,576	$1,453,438
Other	196,746	41,159	302,757	72,008

	902,747	768,148	1,775,333	1,525,446
Expenses
Operating, General and Administrative	606,255	563,684	1,220,257	1,307,483
Depreciation	177,449	171,364	355,064	342,729
Interest	542,871	416,282	1,121,641	832,562

	1,326,575	1,151,330	2,696,962	2,482,774

Operating Loss	(423,828)	(382,182)	(921,629)	(957,328)

Discontinued Operations
Gain/(Loss) from Operations	(779,347)	578,226	(1,055,657)	211,606
Gain from Property Dispositions	4,183,113	—	5,126,859	125,890
Gain from Debt Cancellation	7,832	—	768,904	9,597,227

	3,411,598	—	4,840,106	9,934,723

Net Income	$2,987,770	$195,044	$3,918,477	$8,977,395

CENTURY PACIFIC HOUSING FUND-I
A California Limited Partnership
SEPTEMBER 30, 2007
NOTES TO FINANCIAL STATEMENTS (Continued)
In 2007, other revenue includes non-refundable deposits forfeited by a potential buyer of an Operating Partnership, Jaycee Towers, located in Dayton, Ohio, when the sale fell through. In 2006, income from operations resulted primarily from insurance proceeds for an Operating Partnership, Gulfway Terrace, located in New Orleans, Louisiana, which sustained damage from Hurricane Katrina in 2005.
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
On October 31, 2008, the Partnership sold its interest in Jaycee Towers, an Operating Partnership, for nominal consideration to the general partners of the Operating Partnership. This transaction was entered into in accordance with the terms of the Agreement Regarding Century Pacific Housing Partnership XX and Century Pacific Housing Partnership V (“Agreement”).
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
Results of Operations
Three months ended September 30, 2007 compared to three months ended September 30, 2006
For the three month periods ended September 30, 2007 and 2006, the Partnership recorded net losses of $15,000 and $15,000, respectively. The net losses are equal to the reimbursement paid to CPEC, an affiliate, for overhead allocations.
In accordance with the equity method of accounting for limited partnership interests, the Partnership does not recognize losses from investment properties when losses exceed the Partnership’s equity method basis in these properties. All of the Partnership’s investments have an equity method basis of zero at September 30, 2007.

The average occupancy level of the Operating Partnerships increased to approximately 95% from approximately 82% for the three months ended September 30, 2007 and 2006, respectively. This is due primarily to the sale of the vacant property located in New Orleans, Louisiana which sustained damage from Hurricane Katrina.
Six months ended September 30, 2007 compared to six months ended September 30, 2006
For the six month periods ended September 30, 2007 and 2006, the Partnership recorded net losses of $30,000 and $30,000, respectively. The net losses are substantially equal to the reimbursement paid to CPEC, an affiliate, for overhead allocations.
In accordance with the equity method of accounting for limited partnership interests, the Partnership does not recognize losses from investment properties when losses exceed the Partnership’s equity method basis in these properties. All of the Partnership’s investments have an equity method basis of zero at September 30, 2007.
The average occupancy level of the Operating Partnerships remained constant at approximately 82% for each of the six months ended September 30, 2007 and 2006.
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
Liquidity and Capital Resources
As of September 30, 2007, the Partnership’s portfolio consists of 3 properties, of which one was sold in October 2007. Further, the Partnership has suffered recurring operating losses, has no cash resources, has not received Operating Partnership distributions, and has had a continuing deficit partners’ capital through September 30, 2007. Due to these factors, the General Partner is evaluating a course of action to pursue for the Partnership. The properties are located in 3 states and contain 505 residential units. The average occupancy level for all properties during calendar year 2006 was approximately 75% and most properties generated sufficient revenue to cover operating costs, debt service, and the funding of reserves.
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
Date: November 18, 2008

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