Form 10-Q
period 2007-12-31
CENTURY PACIFIC HOUSING FUND I
filed 2009-01-22
CIK 809034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended December 31, 2007
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
Yes  ☐          No  ☑

CENTURY PACIFIC HOUSING FUND I
TABLE OF CONTENTS

		Page

PART I	FINANCIAL INFORMATION
	Item 1 Financial Statements	3
	Item 2 Management’s Discussion and Analysis Of Financial Condition and Results of Operations	13
	Item 3 Quantitative and Qualitative Disclosures About Market Risk	16
	Item 4 Controls and Procedures	16

PART II	OTHER INFORMATION
	Item 1 Legal Proceedings	16
	Item 1a Material Changes in Risk Factors	16
	Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	16
	Item 3 Defaults Upon Senior Securities	16
	Item 4 Submission of Matters to a Vote of Security Holders	16
	Item 5 Other Information	16
	Item 6 Exhibits and Reports on Form 8-K	16

SIGNATURES

CERTIFICATIONS

EXHIBITS

Certification Pursuant to 15 U.S.C. Section 7241
Certification Pursuant to 15 U.S.C. Section 7241
Certification Pursuant to 18 U.S.C. Section 1350
Certification Pursuant to 18 U.S.C. Section 1350

PART I FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
CENTURY PACIFIC HOUSING FUND-I
BALANCE SHEETS

	December 31,	March 31,
	2007	2007
	(Unaudited)	(Audited)

ASSETS
Receivable from Related Parties (Note 4)	$4,934	$4,934
Less: Allowance for Doubtful Accounts	(4,934)	(4,934)

	0	0

Investments in Limited Partnerships (Note 5)	0	0

	$0	$0

LIABILITIES AND PARTNERS’ DEFICIT

Accounts Payable and Accrued Expenses	$10,800	$10,800
Advance From Affiliate (Note 4)	62,455	62,455
Amounts Payable to Related Parties (Note 4)	1,429,072	1,384,072

	1,502,327	1,457,327

Commitments and Contingencies

Partners’ Deficit, per accompanying, statement
General Partners	(408,769)	(407,869)
Limited Partners, $1,000 stated value per unit, 50,000 units authorized, 22,315 units issued and outstanding	(1,093,558)	(1,049,458)

	(1,502,327)	(1,457,327)

	$0	$0

The accompanying notes are an integral part of these financial statements.

CENTURY PACIFIC HOUSING FUND-I
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

Expenses:
General and Administrative (Note 4)	$15,000	$15,000	$45,000	$45,000
Equity in Net Losses of Operating Partnerships (Note 5)	0	0	0	0

	15,000	15,000	45,000	45,000

Net Loss	$(15,000)	$(15,000)	$(45,000)	$(45,000)

Allocation of Net Loss
General Partners	$(300)	$(300)	$(900)	$(900)
Limited Partners	(14,700)	(14,700)	(44,100)	(44,100)

	$(15,000)	$(15,000)	$(45,000)	$(45,000)

Net Loss Per Unit of Limited Partnership Interest	$(.66)	$(.66)	$(1.98)	$(1.98)

Average Number of Units Outstanding	22,315	22,315	22,315	22,315

The accompanying notes are an integral part of these financial statements.

CENTURY PACIFIC HOUSING FUND-I
STATEMENT OF PARTNERS’ DEFICIT
December 31, 2007
(Unaudited)

	General	Limited
	Partners	Partners	Total
Balance at March 31, 2007	$(407,869)	$(1,049,458)	$(1,457,327)
Net Loss	(900)	(44,100)	(45,000)

Partners’ Deficit at December 31, 2007	$(408,769)	$(1,093,558)	$(1,502,327)

Percentage Interest December 31, 2007	2%	98%	100%

The accompanying notes are an integral part of these financial statements.

CENTURY PACIFIC HOUSING FUND-I
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	December 31,
	2007	2006

Cash Flow From Operating Activities:
Net Loss	$(45,000)	$(45,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Increase in payable to related parties	45,000	45,000

Net Cash Provided by (Used in) Operating Activities	$0	$0

Net Increase/(Decrease) in Cash	$0	$0
Cash at Beginning of Period	0	0

Cash at End of Period	$0	$0

The accompanying notes are an integral part of these financial statements.

CENTURY PACIFIC HOUSING FUND-I
A California Limited Partnership
DECEMBER 31, 2007
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
The Partnership originally acquired limited partnership interests ranging from 90% to 99% in 21 Operating Partnerships, which invested in rental property. At December 31, 2007, the Partnership owns investments in 2 of these Operating Partnerships. Further, the Partnership has suffered recurring operating losses, has no cash resources, has not received Operating Partnership distributions, and has had a continuing deficit partners’ capital through December 31, 2007. Due to these factors, the General Partner is evaluating a course of action to pursue for the Partnership.
Upon dissolution of the Partnership, the Partnership assets or proceeds, if any, shall be first used to satisfy the Partnership debts and liabilities and the balance, if any, shall be distributed among the Partners in accordance with the Partnership Agreement.
Basis of Presentation
The accompanying unaudited financial statements of Century Pacific Housing Fund I as of December 31, 2007 and March 31, 2007 (the March 31, 2007 financial information included herein has been extracted from the Partnership’s audited financial statements on Form 10-K) and for the three and nine months ended December 31, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete

CENTURY PACIFIC HOUSING FUND-I
A California Limited Partnership
DECEMBER 31, 2007
NOTES TO FINANCIAL STATEMENTS
financial statements. In the opinion of the Partnership’s management, all adjustments (consisting of only normal recurring adjustments) considered necessary to fairly present the financial statements have been made.
The statements of operations for the three and nine months ended December 31, 2007 and 2006 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the financial statements and related notes thereto included on form 10-K for the years ended March 31, 2007 and 2006.
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
DECEMBER 31, 2007
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
NEW ACCOUNTING PRONOUNCEMENTS
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes the framework for measuring fair value, and expands disclosures required for fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-2, which deferred the effective date of FASB 157 for all non-financial assets and non-financial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) for years beginning after November 1, 2008. For FASB 157, the Partnership does not expect any significant changes to the financial accounting and reporting as a result of this new accounting standard with respect to financial assets and liabilities. The Partnership is still in the process of evaluating FASB 157-2 with respect to its effect on non-financial assets and non-financial liabilities.
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
DECEMBER 31, 2007
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
NOTE 3 — GOING CONCERN
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Partnership as a going concern. The Partnership’s Operating Partnerships have not achieved the operating results required to provide the Partnership with sufficient cash distributions to fund the Partnership’s administrative costs. Additionally, as of December 31, 2007, the Partnership has incurred allocated losses from all of its Operating Partnerships to the extent of the Partnership’s cash contributions. As a result of the foregoing, the Partnership is dependent upon the general partners and affiliates for continued financial support.
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
DECEMBER 31, 2007
NOTES TO FINANCIAL STATEMENTS (Continued)
NOTE 4 — TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES OF THE GENERAL PARTNERS:
The General Partners of the Partnership are CPCC and Irwin Jay Deutch. The original limited partner of the Partnership is Westwood Associates whose partners are Irwin Jay Deutch, key employees and former key employees of CPCC. Century Pacific Placement Corporation (“CPPC”), an affiliate of the General Partners, served as the broker-dealer-manager for sales of limited partnership interests in the Partnership. Century Pacific Realty Corporation (“CPRC”), an affiliate of CPCC, is a limited partner in one of the Operating Partnerships. Century Pacific Equity Corporation (“CPEC”), an affiliate, is reimbursed by the Partnership for certain overhead allocations.
The General Partners have an aggregate one percent interest in the Partnership, as does the original limited partner. CPRC has a 1% ownership interest in one of the Operating Partnerships.
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
At December 31, 2007 and March 31, 2007, amounts payable to related parties totaling $1,429,072 and $1,384,072, respectively, consist of fees and certain general and administrative costs accrued as an unsecured non-interest bearing payable by the Partnership to the general partners and affiliates. Such fees and allocated costs have been deferred until the Partnership has sufficient cash to pay them.
Receivable from related parties of $4,934 at December 31, 2007 and March 31, 2007 represents unsecured cash advances to several of the Operating Partnerships. An allowance for doubtful accounts exists for this amount.
At December 31, 2007 and March 31, 2007, CPRC was owed $62,455 for unsecured, non-interest bearing, demand cash advances to the Partnership.
The general partners may advance funds to the Partnership to fund operating deficits, but are not obligated to do so. All such loans shall be repaid prior to any distributions of net cash flow. At December 31, 2007 and March 31, 2007, the Partnership had no outstanding advances due to the general partners.
As of December 31, 2007, a third-party buyer has entered into a conditional contract to acquire CPEC, CPCC, CPRC, and their affiliated companies and partnerships from Deutch’s family trust. The sale is anticipated to occur in 2009.

CENTURY PACIFIC HOUSING FUND-I
A California Limited Partnership
DECEMBER 31, 2007
NOTES TO FINANCIAL STATEMENTS
NOTE 5 — INVESTMENTS IN LIMITED PARTNERSHIPS:
At March 31, 2007, the Partnership owned limited partnership interests in 6 Operating Partnerships which had investments in 6 multi-family rental properties. Four of these properties were sold in 2007. See also Note 6 for subsequent event sale of the two remaining properties.
The Partnership’s equity in net operating losses in Operating Partnerships has exceeded the investment balance. Consequently, the investment balances have been reduced to zero in accordance with the equity method of accounting.
The names and locations of the Properties in which the Operating Partnerships hold beneficial interests at December 31, 2007 are as follows:

Name of
Operating Partnership	Property Name	Units	Location

Century Pacific Housing Partnership-V (CPHP-V)	Jaycee Towers	204	Dayton, Ohio
CPHP-X	Bergen Circle	201	Springfield, Massachusetts

		405
The following combined statements of operations are prepared in accordance with accounting principles generally accepted in the United States of America and summarize the operations of the Operating Partnerships for the three months ended December 31, 2007 and December 31, 2006 and for the nine months ended December 31, 2007 and December 31, 2006.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Revenues
Rental Income	$784,794	$713,971	$2,257,370	$2,167,409
Other	151,733	40,698	454,490	112,706

	936,527	754,669	2,711,860	2,280,115
Expenses
Oper, Gen. & Adm.	735,070	681,391	1,955,492	1,988,874
Depreciation	171,554	195,047	526,453	537,776
Interest	163,960	416,280	1,285,601	1,248,842

	1,070,584	1,292,718	3,767,546	3,775,492

Operating Loss	(134,057)	(538,049)	(1,055,686)	(1,495,377)

Discontinued Operations
Loss from Operations	(161,593)	(419,292)	(1,217,250)	(207,686)
Gain from Property Dispositions	1,674,961	847,949	6,801,820	973,839
Gain from Debt Cancellation	1,982,466	292,654	2,751,370	9,889,881

	3,495,834	721,311	8,335,940	10,656,034

Net Income/(Loss)	$3,361,777	$183,262	$7,280,254	$9,160,657

In 2007, other revenue includes non-refundable deposits forfeited by a potential buyer of an Operating Partnership, Jaycee Towers, located in Dayton, Ohio, when the sale fell through.
In October 2007, an Operating Partnership, Holiday Heights, located in Fort

CENTURY PACIFIC HOUSING FUND-I
A California Limited Partnership
DECEMBER 31, 2007
NOTES TO FINANCIAL STATEMENTS
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
In June 2006, an Operating Partnership, Ascension Towers, located in Memphis, Tennessee, was sold for $3,015,000. Cash proceeds were used to satisfy obligations of the Operating Partnership.
NOTE 6 — SUBSEQUENT EVENTS
On October 31, 2008, the Partnership sold its interest in Jaycee Towers, an Operating Partnership, for nominal consideration to the general partners of the Operating Partnership. This transaction was entered into in accordance with the terms of the Agreement Regarding Century Pacific Housing Partnership XX and Century Pacific Housing Partnership V (“Agreement”).
On January 1, 2008, the Partnership withdrew as limited partner in Bergen Circle, an Operating Partnership. This transfer was entered into in accordance with the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of Century Pacific Housing Partnership X (“Amendment”).
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
Results of Operations
Three months ended December 31, 2007 compared to three months ended December 31, 2006
For the three month periods ended December 31, 2007 and 2006, the Partnership recorded net losses of $15,000 and $15,000, respectively. The net losses are equal to the reimbursement paid to CPEC, an affiliate, for overhead allocations.
In accordance with the equity method of accounting for limited partnership interests, the Partnership does not recognize losses from investment properties when losses exceed the Partnership’s equity method basis in these properties. All of the Partnership’s investments have an equity method basis of zero at December 31, 2007.
The average occupancy level of the Operating Partnerships increased to approximately 95% from 79% for the three months ended December 31, 2007 and 2006, respectively. This is due primarily to the sale of the vacant property in 2007 located in New Orleans, Louisiana which sustained damage from Hurricane Katrina.
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
Nine months ended December 31, 2007 compared to nine months ended December 31, 2006
For the nine month periods ended December 31, 2007 and 2006, the Partnership recorded net losses of $45,000 and $45,000, respectively. The net losses are substantially equal to the reimbursement paid to CPEC, an affiliate, for overhead allocations.
In accordance with the equity method of accounting for limited partnership interests, the Partnership does not recognize losses from investment properties when losses exceed the Partnership’s equity method basis in these properties. All of the Partnership’s investments have an equity method basis of zero at December 31, 2007.
The average occupancy level of the Operating Partnerships increased to approximately 87% from approximately 82% for the nine months ended December 31, 2007 and 2006, respectively. This is due primarily to the sale of the vacant property in 2007 located in New Orleans, Louisiana which sustained damage from Hurricane Katrina.
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
Liquidity and Capital Resources
As of December 31, 2007, the Partnership’s portfolio consists of 2 properties. The Partnership has suffered recurring operating losses, has no cash resources, has not received Operating Partnership distributions, and has had a continuing deficit partners’ capital through December 31, 2007. Due to these factors, the General Partner is evaluating a course of action to pursue for the Partnership. The properties are located in 2 states and contain 405 residential units. The average occupancy level for all properties at December 31, 2007 was approximately 95% and most properties generated sufficient revenue to cover operating costs, debt service, and the funding of reserves.
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
Dated: January 20, 2009

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